Form 10-K
period 2008-12-31
PDC 2004-A Limited Partnership
filed 2009-08-07
CIK 1306757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  000-51218
PDC 2004-A Limited Partnership
(Exact name of registrant as specified in its charter)

West Virginia	20-2088347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 Sherman Street, Suite 3000, Denver, Colorado  80203
(Address of principal executive offices)     (zip code)

Registrant's telephone number, including area code        (303) 860-5800

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:
There is no trading market in the Partnership’s securities.  Therefore, there is no aggregate market value.

As of June 30, 2009, the Partnership had 1,451.54 units of limited partnership interest and no units of additional general partnership interest outstanding.

PDC 2004-A LIMITED PARTNERSHIP

Index

PART I

Explanatory Note to Comprehensive Annual Report

PDC 2004-A Limited Partnership (the “Partnership” or the “Registrant”), which was formed on April 9, 2004 and funded on April 30, 2004, filed a Comprehensive Annual Report on Form 10-K for the years ended December 31, 2007, 2006 and 2005 on August 4, 2009.  The report included condensed quarterly unaudited financial statements for each of the applicable quarters in 2007, 2006 and 2005.

This comprehensive annual report on Form 10-K for the years ended December 31, 2008 and 2007 is the first periodic report the Partnership has filed with the Securities and Exchange Commission, or SEC, since the filing of the previously mentioned Form 10-K for 2007-2005.  The financial information presented in this Annual Report on Form 10-K includes audited financial statements for the years ended December 31, 2008 and 2007 as well as unaudited condensed financial information for each applicable interim period in 2008 and 2007.

Special Note Regarding Forward Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) regarding PDC 2004-A Limited Partnership’s (the “Partnership’s” or the “Registrant’s”) business, financial condition, results of operations and prospects that are subject to risks and uncertainties.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements herein, which include statements of estimated oil and natural gas production and reserves, drilling plans, future cash flows, anticipated liquidity, anticipated capital expenditures and the Managing General Partner’s Petroleum Development Corporation’s (“MGP’s” or “PDC’s”) strategies, plans and objectives.  However, these are not the exclusive means of identifying forward-looking statements herein.  Although forward-looking statements contained in this report reflect the Managing General Partner's good faith judgment, such statements can only be based on facts and factors currently known to them.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, including risks and uncertainties incidental to the development, production and marketing of natural gas and oil, and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to:

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

Further, the Partnership urges the reader to carefully review and consider the disclosures made in this report, including the risks and uncertainties that may affect the Partnership's business as described herein under Item 1A, Risk Factors and its other filings with the Securities and Exchange Commission, or SEC.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report.  The Partnership and Managing General Partner undertake no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events.

Index

Item 1.	Business

General

The Partnership was organized as a limited partnership on April 9, 2004, under the West Virginia Uniform Limited Partnership Act.  Petroleum Development Corporation, a Nevada Corporation, is the Managing General Partner of the Partnership (hereafter, the “Managing General Partner,” “MGP” or “PDC”).  Upon completion of its public sale of its Partnership units on April 30, 2004, the Partnership was funded and commenced its business operations. The Partnership was funded with initial contributions of $29.0 million from the sale of 1,184 limited and additional general partner (collectively, the “Investor Partners”) units and a cash contribution of $6.4 million from the Managing General Partner for its interest.  After payment of syndication costs of $2.9 million and a one-time management fee to the Managing General Partner of $0.4 million, the Partnership had available cash of $32.1 million to commence Partnership activities.  Upon funding, the Partnership signed a Drilling and Operating Agreement (“D & O Agreement”) with the Managing General Partner which governs the drilling and operational aspects of the Partnership.  The Partnership owns an undivided working interest in natural gas and oil wells located in Colorado and from the wells, it produces and sells natural gas and oil.

The address and telephone number of the Partnership and PDC’s principal executive offices, are 1775 Sherman Street, Suite 3000, Denver, Colorado 80203 and (303) 860-5800.

Drilling Activities

The Partnership commenced drilling activities immediately following funding on April 30, 2004.  Drilling operations were completed in December 2004 when the last of the Partnership’s 37 development wells were connected to pipelines.  The Partnership’s 37 gross wells represent 32.5 net wells, or the number of gross wells multiplied by the working interest in the wells owned by the Partnership.  All of the drilled wells are located in Colorado and all wells drilled are completed and producing as of December 31, 2007.  At December 31, 2008, 36 of the Partnership’s wells are producing and one well is shut-in, pending evaluation and future recompletion planning.  The Partnership did not participate in any exploratory wells.

The 37 wells discussed above are the only wells to be drilled by the Partnership since all of the funds raised in the Partnership offering have been utilized.  Accordingly, the Partnership’s business plan going forward is to produce and sell the oil and gas from the Partnership’s wells, and to make distributions to the partners as outlined in the Partnership’s cash distribution policy, discussed in Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Index

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

Index

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

In general, the Partnership has been and expects to continue to be able to produce and sell natural gas from the Partnership’s wells without significant curtailment and at competitive prices.  The Partnership does experience limited curtailments from time to time due to pipeline maintenance and operating issues. For instance, the Partnership experienced a minor curtailment of production in the Piceance Basin due to limited compression and pipeline capacity throughout most of fourth quarter 2008.  This interruption, due to third party infrastructure, was corrected in early 2009.

Price Risk Management.  Price volatility is a very significant and destabilizing factor in the oil and natural gas production industry.  To help manage the risks associated with the oil and natural gas industry, the Partnership maintains a conservative financial approach and proactively employs strategies to reduce the effects of commodity price volatility on cash flows by utilizing commodity based derivative instruments to manage a portion of the exposure to price volatility.  These instruments consist of Colorado Interstate Gas Index, or CIG, based contracts for Colorado natural gas production, basis protection swaps and New York Mercantile Exchange, or NYMEX, based contracts for Colorado oil production, and natural gas production.  The contracts provide price protection for committed and anticipated oil and natural gas sales, generally forecasted to occur within the next two to three-year period.  The Partnership's policies prohibit the use of oil and natural gas futures, swaps basis protection swaps or options for speculative purposes and permit utilization of derivatives only if there is an underlying physical position.  While the Partnership’s derivative instruments are utilized to manage the impact of price volatility of its oil and natural gas production, the Partnership has elected not to prepare the documentation required to designate any of the Partnership’s derivative instruments as hedges under the terms of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities.  Thus, the Partnership is required to recognize changes in the fair value of its derivative positions in Partnership earnings each reporting period thereby resulting in the potential for significant earnings volatility.  Along with realized gains or losses, these changes in fair value are classified as “Oil and gas price risk management gain (loss), net” on the statements of operations.  See Note 2, Summary of Significant Accounting Policies−Derivative Financial Instruments, to the Partnership’s accompanying financial statements included in this report.

Index

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

The Partnership participates in all derivative transactions entered into by the Managing General Partner in a given area.  The Partnership’s allocation of derivative positions is based on the Partnership’s percentage of estimated production to total estimated production from a given area on a monthly basis.  The transactions are on a production month basis.  Therefore, the Partnership may participate in a derivative for a future period before it has production from that area.  Prior to September 30, 2008, as estimated future production volumes increased due to continued drilling and wells placed into production, the allocation of derivative positions between PDC’s corporate interests and this partnership changed.  As of September 30, 2008, the allocation of derivative positions was fixed, based on the estimated future production at this date, between the Managing General Partner’s corporate interests and each sponsored drilling partnership.  For positions entered into subsequent to September 30, 2008, specific designations of the quantities between the Managing General Partner’s corporate interests and each sponsored drilling partnership, including this Partnership, are allocated and fixed at the time the positions are entered into based on estimated future production.  The Partnership believes that in this rapidly changing price environment, derivative positions are desirable to obtain more predictable cash flows and to reduce the impact of possible price declines.

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

Under the D & O Agreement the Partnership has the right to take in kind and separately dispose of its share of all oil and natural gas produced from its wells.  The Partnership designated PDC as its agent to market its production and authorized the operator to enter into and bind the Partnership in those agreements as it deems in the best interest of the Partnership for the sale of its oil and/or natural gas.  If pipelines owned by PDC are used in the delivery of natural gas to market, PDC charges a gathering fee not to exceed that which would be charged by a non-affiliated third party for a similar service.

The D & O Agreement continues in force as long as any well or wells produce, or are capable of economic production, and for an additional period of 180 days from cessation of all production, or until PDC is replaced as Managing General Partner as provided for in the agreement.

Production Phase of Operations

When Partnership wells are "complete" (i.e., drilled, fractured or stimulated, and all surface production equipment and pipeline facilities necessary to produce the well are installed), production operations commence on each well.  All Partnership wells are complete, and production operations are being conducted with regard to each of the 36 wells currently producing.

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

Index

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

Index

Production, Sales, Prices and Lifting Costs

The following table sets forth information regarding the Partnership’s production volumes, oil and natural gas sales, average sales price received and average lifting cost incurred for the periods indicated:

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
Production
Oil (Bbls)	16,423	22,775
Natural gas (Mcf)	571,549	637,127
Natural gas equivalent (Mcfe)	670,087	773,777
Oil and Gas Sales
Oil sales	$1,443,970	$1,302,866
Gas sales	3,693,714	3,131,253
Total oil and gas sales	$5,137,684	$4,434,119

Realized Gain (Loss) on Derivatives, net
Oil derivatives - realized loss	$(58,908)	$(6,395)
Natural gas derivatives - realized gain	214,762	256,181
Total realized gain on derivatives, net	$155,854	$249,786

Average Sales Price
Oil (per Bbl)	$87.92	$57.21
Natural gas (per Mcf)	6.46	4.91
Natural gas equivalent (per Mcfe)	7.67	5.73

Average Sales Price (including realized gain (loss) on derivatives)
Oil (per Bbl)	84.34	56.93
Natural gas (per Mcf)	6.84	5.32
Natural gas equivalent (per Mcfe)	7.90	6.05

Average Production Cost (Lifting Cost) (per Mcfe)	$2.18	$2.29

Definitions used throughout Item 1, Business:
•	Bbl – One barrel or 42 U.S. gallons liquid volume
•	MBbl – One thousand barrels
•	Mcf – One thousand cubic feet
•	Mcfe – One thousand cubic feet of natural gas equivalents
•	MMcf – One million cubic feet
•	MMcfe – One million cubic feet of natural gas equivalents

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

The Partnership utilizes commodity based derivative instruments to manage a portion of its exposure to price volatility of its natural gas and oil sales.  Production costs represent oil and gas operating expenses which include severance and ad valorem taxes as reflected in the Partnership’s financial statements.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations―Production and Operating Costs.

Index

Oil and Natural Gas Reserves

All of the Partnership’s natural gas and oil reserves are located in the United States.  Ryder Scott Company, L.P., an independent engineer prepared the reserve reports for 2008 and 2007. The independent engineer’s estimates are made using available geological and reservoir data as well as production performance data including data provided by the Managing General Partner.  The estimates are prepared with respect to reserve categorization, using the definitions for proved reserves set forth in Regulation S-X, Rule 4-10(a) and subsequent SEC staff interpretations and guidance.  When preparing the Partnership’s reserve estimates, the independent engineers did not independently verify the accuracy and completeness of information and data furnished by the Partnership with respect to ownership interests, oil and natural gas production, well test data, historical costs of operations and developments, product prices, or any agreements relating to current and future operations of properties and sales of production.  The Partnership’s independent reserve estimates are reviewed and approved by the Managing General Partner’s internal engineering staff and management.

The tables below set forth information as of December 31, 2008, regarding the Partnership’s proved reserves as estimated by Ryder Scott.  Reserves cannot be measured exactly, because reserve estimates involve subjective judgment.  The estimates must be reviewed periodically and adjusted to reflect additional information gained from reservoir performance, new geological and geophysical data and economic changes.  Neither the present value of estimated future net cash flows nor the standardized measure is intended to represent the current market value of the estimated oil and natural gas reserves the Partnership owns.  The Partnership’s estimated proved undeveloped reserves represent the planned recompletion of the Codell formation in the 26 Wattenberg Field wells.

	As of December 31, 2008
	Oil (MBbl)	Gas (MMcf)	Total (MMcfe)
Proved developed	75	6,430	6,880
Proved undeveloped	303	2,234	4,052
Total Proved	378	8,664	10,932

	Proved	Proved	Total
	Developed	Undeveloped	Proved
	(in thousands)	(in thousands)	(in thousands)

Estimated future net cash flows	$18,557	$11,725	$30,282
Standardized measure of estimated future cash flows	10,470	4,791	15,261

Estimated future net cash flow represents the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production costs and future development costs, using prices and costs in effect at December 31, 2008.  The prices used in the Partnership’s reserve reports yield weighted average wellhead prices of $38.17 per barrel of oil and $4.72 per Mcf of natural gas.  These prices should not be interpreted as a prediction of future prices, nor do they reflect the value of the Partnership’s commodity hedges in place at December 31, 2008.  The amounts shown do not give effect to non-property related expenses, such as direct costs - general and administrative expenses, or to depreciation, depletion and amortization.

The standardized measure of discounted future net cash flows is calculated in accordance with Statement of Financial Accounting Standards, or SFAS, No. 69, Disclosures About Oil and Gas Producing Activities, which requires the future cash flows to be discounted.  The discount rate used was 10%.  Additional information on this measure is presented in Supplemental Oil and Gas Information - Unaudited, Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, included in this report.

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

Index

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

Index

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

Index

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

Proposed Regulation

Various legislative proposals and proceedings that might affect the petroleum and natural gas industries occur frequently in Congress, FERC, state commissions, state legislatures, and the courts.  These proposals involve, among other things, imposition of direct or indirect price limitations on natural gas production, expansion of drilling opportunities in areas that would compete with Partnership production, imposition of land use controls, landowners' "rights" legislation, alternative fuel use requirements and/or tax incentives and other measures.  The petroleum and natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC and Congress will continue.  The Partnership cannot determine to what extent its future operations and earnings will be affected by new legislation, new regulations, or changes in existing regulation, at federal, state or local levels.

Operating Hazards

The Partnership's production operations include a variety of operating risks, including but not limited to, the risk of fire, explosions, blowouts, cratering, pipe failure, casing collapse, abnormally pressured formations, and environmental hazards such as natural gas leaks, ruptures and discharges of toxic gas.  The occurrence of any of these could result in substantial losses to the Partnership due to injury and loss of life, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation, criminal proceedings and penalties and suspension of operations.  Pipeline, gathering and transportation operations are subject to the many hazards inherent in the natural gas industry. These hazards include damage to wells, pipelines and other related equipment, damage to property caused by hurricanes, floods, fires and other acts of God, inadvertent damage from construction equipment, leakage of natural gas and other hydrocarbons, fires and explosions and other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

Index

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

Risks Related to the Global Economic Crisis

The current global economic crisis may increase the magnitude and the likelihood of the occurrence of the negative consequences discussed in many of the risk factors that follow and result in reduced cash distributions to the Investor Partners.  In particular, consider the risks related to the rapid deterioration of demand for oil and natural gas resulting from the economic crisis and the related negative effects on oil and gas pricing.  Similarly, further reductions in oil and gas prices could result in existing Partnership wells being uneconomical to recomplete which would reduce remaining Partnership proved reserves.  These factors could limit the Managing General Partner’s ability to execute the Partnership business plan and result in lower Partnership production, adversely impacting Partnership income and Investor Partner distributions.  Additionally, the global economic crisis also increases the Partnership’s credit risk associated with derivative financial institutional counterparty default or oil and natural gas purchaser non-payment, thus potentially impacting Partnership liquidity and production operating levels.  All of these risks could have a significant effect on the Partnership’s business, financial results and Partnership distributions.  Any additional deterioration in the domestic or global economic conditions will further amplify these results.

Recent disruptions in the global financial markets and the likely related economic downturn may further decrease the demand for oil and natural gas and the prices of oil and natural gas thereby limiting the Partnership’s production and thereby adversely affecting Partnership profitability and Investor Partner distributions.  During the second half of 2008 and to date, prices for oil and natural gas decreased over 70% from mid-2008 levels.  The well-publicized global financial market disruptions and the related economic crisis may further decrease demand for oil and gas and therefore lower oil and gas prices.  If there is such an additional reduction in demand, the production of natural gas in particular may be in oversupply.  There is no certainty as to how long this low price environment will continue.  The Partnership operates in a highly competitive industry, and certain competitors have lower operating costs in such an environment.  Additionally, the inability of third parties to finance and build additional pipelines out of the Rockies and elsewhere could cause significant negative pricing effects.  Any of the above factors could adversely affect the Partnership’s operating results and reduce cash distributions to the Investor Partners.  For more information regarding the Wattenberg Field recompletion plan, see Item 1, Business − Plan of Operation.

Index

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

Increases in prices of oil and natural gas have increased the cost of drilling and development and may adversely affect the performance and profitability of the Partnership in both the short and long term and may result in reduced cash distributions to the Investor Partners.  In the recent high price environment, most oil and natural gas companies had increased their expenditures for drilling new wells.  This has resulted in increased demand and higher cost for oilfield services and well equipment.  Because of these higher costs, the Partnership is subject to a higher risk for decreased profitability during both future rising or falling, oil and natural gas price changes.

Natural gas and oil prices fluctuate unpredictably and a decline in prices of oil and natural gas will reduce the profitability of the Partnership's production operations and could result in reduced cash distributions to Investor Partners.  Global economic conditions, political conditions, and energy conservation have created unstable prices.  Revenues of the Partnership are directly related to natural gas and oil prices.  The prices for domestic natural gas and oil production have varied substantially over time and by location and are likely to remain extremely unstable.  Revenue from the sale of oil and natural gas increases when prices for these commodities increase and declines when prices decrease.  These price changes can occur rapidly and are not predictable nor within the control of the Partnership.  A decline in natural gas and/or oil prices would result in lower revenues for the Partnership and a reduction of cash distributions to the Investor Partners of the Partnership.  Further, reductions in prices of oil and natural gas may result in shut-ins thereby resulting in lower production, revenues and cash distributions.  The prices from the fourth quarter of 2008 to date have been too low to economically justify many drilling operations, including well recompletions, and it is uncertain how long such low pricing shall persist.

Index

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

Index

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

Index

The Partnership’s activities are subject to the regulations regarding conservation practices and protection of correlative rights.  These regulations affect our operations and limit the quantity of natural gas and/or oil we may produce and sell.  A major risk inherent in our drilling plans is the need to obtain drilling permits from state and local authorities.  Because the Partnership may consider recompleting various of its Wattenberg wells if the economic environment improves, for which permits will be required, delays in obtaining regulatory approvals or drilling permits or the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could have a material adverse effect on our ability to develop our properties.  Additionally, the natural gas and oil regulatory environment could change in ways that might substantially increase the financial and managerial costs of compliance with these laws and regulations and, consequently, adversely affect the Partnership’s ability to pay distributions to Investor Partners.  Illustrative of these risks are regulations recently enacted by the State of Colorado which focuses on the oil and gas industry.  These multi-faceted regulations significantly enhance requirements regarding oil and natural gas permitting, environmental requirements, and wildlife protection.  Permitting delays and increased costs could result from these final regulations.  The Partnership further references sections Government Regulation and Proposed Regulation in Item 1, Business, for a detailed discussion of the laws and regulations that effect Partnership activities.

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

Index

The standardized measure of estimated proved reserves, in accordance with SFAS No. 69, Disclosures About Oil and Gas Producing Activities, which assumes a 10% discount factor, will not necessarily equal the current fair market value of the estimated oil and gas reserves.  In accordance with the reserve reporting requirements of the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than those as of the date of the estimate. The timing of both the production and the expenses with respect to the development and production of oil and gas properties will affect the timing of future net cash flows from estimated proved reserves and their related present value estimate.

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

A Colorado lawsuit against PDC, the Managing General Partner of the Partnership, for underpayment of royalties, could financially harm PDC and the Partnership.  A judgment by the Federal Court against PDC could result in lower oil and gas sales revenues for the Partnership, reduced profitability and reduced cash distributions to the Investor Partners.   On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Managing General Partner in the District Court, Weld County, Colorado alleging that the Managing General Partner underpaid royalties on natural gas produced from wells operated by the Managing General Partner in parts of the State of Colorado (the “Droegemueller Action”).  The plaintiff sought declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by us pursuant to leases.  The Managing General Partner removed the case to Federal Court on June 28, 2007.  On October 10, 2008, the court preliminarily approved a settlement agreement between the plaintiffs and the Managing General Partner, on behalf of itself and the Partnership.  Although the Partnership was not named as a party in the suit, the lawsuit states that it relates to all wells operated by the Managing General Partner, which includes a majority of the Partnership’s 26 wells in the Wattenberg field.  The portion of the settlement relating to the Partnership’s wells for all periods through December 31, 2008 that has been expensed by the Partnership is approximately $173,000 which includes legal fees of approximately $12,000.  Such moneys, on behalf of the Partnerships, were deposited in an escrow account on November 3, 2008.  The Managing General Partner believes that the amount accrued is adequate to satisfy this obligation.  Notice of the settlement was mailed to members of the class action suit in the fourth quarter of 2008.  The final settlement was approved by the court on April 7, 2009.  Distributions from the escrow to the royalty owners were made on July 10, 2009.

Special Risks of an Investment in the Partnership

A “material weakness” identified in the Partnership’s internal control over financial reporting and resulting ineffective disclosure controls and procedures could have a material adverse effect on the reliability of Partnership financial statements, its ability to file Partnership public reports on time and provide for accurate and timely Investor Partner distributions.

Management of the Managing General Partner assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008 and pursuant to this assessment, identified a material weakness in the Partnership’s internal control over financial reporting. The existence of any material weakness means there is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the Partnership’s failure to maintain sufficient documentation to adequately assess the operating effectiveness of internal control over reporting for the transactions that are directly related to and processed by the Partnership.  For a more detailed discussion of the Partnership’s material weakness, see Item 9A(T), Controls and Procedures, of this report. As a result of this material weakness, management of the Managing General Partner concluded that the Partnership’s disclosure controls and procedures were not effective as of December 31, 2008.

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

Index

A substantial part of the Partnership’s natural gas and oil production is located in the Rocky Mountain Region, making it vulnerable to risks associated with operating in a single major geographic area.  The Partnership’s operations are focused in the Rocky Mountain Region and its producing properties are geographically concentrated in that area.  Because Partnership operations are not geographically diversified, the success of its operations and profitability may be disproportionately exposed to the effect of any regional events, including fluctuations in prices of natural gas and oil produced from the wells in the region, natural disasters, restrictive governmental regulations, transportation capacity constraints, curtailment of production or interruption of transportation, and any resulting delays or interruptions of production from existing or planned new wells.  During the last four months of 2008, natural gas prices in the Rocky Mountain Region fell disproportionately when compared to other markets, due in part to continuing constraints in transporting gas from producing properties in the region.  Because of the concentration of Partnership operations in the Rocky Mountain Region, and although in late 2008 the Partnership entered into a significant multi-year basis hedge minimizing the price risk of the Partnership’s operational concentration in the Rocky Mountain region, such price decreases could have a material adverse effect on Partnership revenue, profitability, cash flow and cash distributions to Investor Partners.

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

Since June 2007, PDC has become compliant with its corporate Exchange Act filing and reporting obligations. Additionally, Rockies Region 2007 Limited Partnership, Rockies Region 2006 Limited Partnership, PDC 2005-A Limited Partnership, PDC 2005-B Limited Partnership and Rockies Region Private Limited Partnership have completed all required SEC filings through March 31, 2009.  PDC 2004-B Limited Partnership, PDC 2004-C Limited Partnership and PDC 2004-D Limited Partnership have completed all required SEC filings through December 31, 2007, but are delinquent on all subsequent quarterly and annual filing requirements.  PDC 2004-A Limited Partnership (with this filing) will have completed all required SEC filing through December 31, 2008, but is delinquent on all subsequent quarterly filing requirements.  All remaining limited partnerships sponsored by PDC which are subject to the Exchange Act have been, and continue to be, delinquent in filing their respective periodic reports in accordance with the requirements of the Exchange Act.  Until these partnerships file their delinquent periodic reports, investors will be unable to review the financial statements of the various limited partnerships as an additional source of information they can use in their evaluation of their investment in the Partnership.  Currently the Managing General Partner has in place a compliance effort addressing the delinquent reports of the various limited partnerships.  However, due to the amount of effort, time and financial resources required to bring the limited partnerships into compliance with Exchange Act periodic reporting requirements, the Partnership and the various limited partnerships may be unable to bring their delinquent reports current and may be unable in the future to file their required periodic reports with the Securities and Exchange Commission in a timely manner.

Item 1B.	Unresolved Staff Comments

None

Index

Item 2.	Properties

The Partnership’s properties (the “Properties”) consist of working interests in gas wells and the ownership in leasehold acreage in the spacing units for the 37 wells drilled by the Partnership.  The acreage associated with the spacing units is designated by state rules and regulations in conjunction with local practice.  See the section titled Item 1, Business − Drilling Activities and Plan of Operations for additional information on the Partnership’s properties.

The Partnership commenced drilling activities immediately following funding on April 30, 2004.  Drilling operations were completed in December 2004 when the last of the Partnership’s 37 productive development wells were connected to pipeline.  The Partnership’s 37 gross wells represent 32.5 net wells, or the number of gross wells multiplied by the working interest in the wells owned by the Partnership.  All of the drilled developmental well prospects are located in Colorado and all wells drilled were completed and producing at December 31, 2007.  At December 31, 2008, 36 of the Partnership’s wells are producing and one well is shut-in, pending evaluation and future recompletion planning.  Productive wells consist of producing wells and wells capable of producing oil and natural gas in commercial quantities.  The 37 wells are the only wells to be drilled by the Partnership since all of the funds raised in the Partnership offering have been utilized.  The details of these prospect drilling areas are further outlined below.

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

The Grand Valley Field is in the Piceance Basin, located near the western border of Colorado.  Wells in the Piceance Basin generally produce natural gas along with small quantities of oil.  The producing interval consists of a total of 150 to 300 feet of productive sandstone divided in 10 to 15 different zones.  The production zones are separated by layers of nonproductive shale resulting in a total interval of 2,000 to 4,000 feet with alternating producing and non-producing zones.  The natural gas reserves and production are divided into these numerous smaller zones.

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

Oil and Natural Gas Reserves

All of the Partnership’s gas and oil reserves are located in the United States.  The Partnership utilized the services of an independent petroleum engineer, Ryder Scott Company, L.P., for its 2008 and 2007 reserve reports.  The independent engineer’s estimates are made using available geological and reservoir data as well as production performance data. The estimates are prepared with respect to reserve categorization, using the definitions for proved reserves set forth in SEC Regulation S-X, Rule 4-10(a) and subsequent SEC staff interpretations and guidance. When preparing the Partnership's reserve estimates, the independent engineer did not independently verify the accuracy and completeness of information and data furnished by the Managing General Partner with respect to ownership interests, oil and gas production, well test data, historical costs of operations and developments, product prices, or any agreements relating to current and future operations of properties and sales of production.  The Partnership's independent reserve estimates are reviewed and approved by the Managing General Partner's internal engineering staff and management.  See Supplemental Oil and Gas Information – Unaudited, Net Proved Oil and Gas Reserves for additional information regarding the Partnership’s reserves.

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

See Note 9, Commitments and Contingencies to the accompanying financial statements for additional information related to litigation.

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

Index

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

PDC cannot presently predict amounts of cash distributions, if any, from the Partnership.  However, PDC expressly conditions any distribution upon the Partnership having sufficient cash available for distribution.  Sufficient cash available for distribution is defined to generally mean cash generated by the Partnership in excess of the amount the Managing General Partner determines is necessary or appropriate to provide for the conduct of the Partnership's business, to comply with applicable law, to comply with any other agreements or to provide for future distributions to unit holders.  In this regard, PDC reviews the accounts of the Partnership at least quarterly for the purpose of determining the sufficiency of distributable cash available for distribution.  Amounts will be paid to Investor Partners only after payment of fees and expenses to the Managing General Partner and its affiliates and only if there is sufficient cash available.  The ability of the Partnership to make or sustain cash distributions depends upon numerous factors.  PDC can give no assurance that any level of cash distributions to the Investor Partners of the Partnership will be attained, that cash distributions will equal or approximate cash distributions made to investor partners of prior drilling programs sponsored by PDC, or that any level of cash distributions can be maintained.  The Partnership made cash distributions of $3,412,352 and $3,259,354 for the years ended December 31, 2008 and 2007, respectively.

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

Unit Repurchase Program.  Beginning with the third anniversary of the date of the first cash distribution of the Partnership, Investor Partners of the Partnership may request the Managing General Partner to repurchase their units. The Partnership initiated monthly cash distributions to Investor Partners in November 2004.  If requested by individual investor partners, the Managing General Partner is obligated to purchase in any calendar year units which aggregate up to 10% of the initial subscriptions.  Repurchase of units is subject to PDC’s financial ability to purchase the units.  The purchase price will not be less than four times the most recent twelve months’ cash distributions from production of the Partnership.  Unit repurchases were first eligible under the program beginning November 2007.  Prior to the commencement of the repurchase program, individual investor partners periodically offered and PDC repurchased, units on a negotiated basis.

Program repurchases completed in 2008 included first quarter repurchases of 10.50 units at an average price per unit of $7,273 during January and 0.25 units at an average price per unit of $7,320 during February.  Second quarter repurchases were comprised of April 2008 repurchases of 0.25 units at an average price of $6,060 per unit and May 2008 repurchases of 0.5 units at an average price of $5,970 per unit.  July 2008 third quarter repurchases totaled 4.0 units repurchased at an average price of $5,663 per unit.  There were no fourth quarter repurchases in 2008.  In the first quarter of 2009, January repurchases totaled 1.25 units at an average price of $6,776 per unit, February repurchases totaled 4.25 units at an average price of $7,356 per unit, and March repurchases totaled 5.00 units at an average price of $7,457 per unit.  In the second quarter of 2009, April repurchases totaled 9.75 units at an average price of $7,398 per unit and 1.00 unit was repurchased in May at an average price of $7,790 per unit.  There were no units repurchased in June 2009.

Index

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis, as well as other sections in this Form 10-K, should be read in conjunction with the Partnership’s accompanying financial statements and related notes to the financial statements included in this report.  Further, the Partnership encourages you to revisit Special Note Regarding Forward-Looking Statements on page 1 of the report.

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

The Partnership began exploration and development activities immediately after funding.  The full amount of the funding was paid to PDC to begin the drilling of oil and natural gas wells, on behalf of the Partnership under the D & O Agreement.  The payment to PDC was made as an advance of exploration and development costs for oil and gas properties.  In May 2004, PDC commenced drilling on behalf of the Partnership.  As of December 31, 2008, a total of 37 wells have been drilled in Colorado, of which 36 were currently producing and one well was shut-in pending evaluation and future recompletion planning.  These 37 wells are the only wells the Partnership will drill because all of the capital contributions have been utilized.  The completed wells produce primarily natural gas, with some associated crude oil.  Sales of produced natural gas and oil commenced during the second quarter of 2004 as wells were connected to pipelines.  Production and sales increased through the fourth quarter of 2004 as additional wells were completed and connected to pipelines.  As expected for wells in this area, the Partnership has recognized a steady decline in quarterly production and net sales.  The Partnership’s wells will produce until they are depleted or until they are uneconomical to produce; however, it is the plan of the Partnership and the Managing General Partner to recomplete the Codell formation in certain wells in the Wattenberg Field after five or more years of production because these wells will have experienced a significant decline in production in that time period.  However, the exact timing of recompletion may be delayed or accelerated due to changing commodity prices and the availability of additional geological data.  Codell recompletions typically increase production rates and recoverable reserves.  Although PDC has experienced significant production increases following prior Codell recompletions, not all such recompletions have been successful.

2008 Overview

The year 2008 was a year of significant events: oil and natural gas prices reached to record and near record highs, respectively, through July; then, in the midst of U.S. credit turmoil and a worldwide economic slump, in December, oil prices fell to their lowest in four years and natural gas prices dropped almost by half.  The Managing General Partner’s reaction to these events is one of caution.  While the Partnership certainly felt the impact of these events, the Managing General Partner believes the Partnership was successful in managing its operations in such a manner that the Partnership was able to minimize the negative impacts while capitalizing on the positive impacts.  The Partnership’s derivative position eased the impact of the fall in oil and natural gas prices.  The Partnership exited 2008 with $0.2 million in net realized derivative gains, $0.5 million in the fourth quarter alone.  Further, the Partnership estimates the net fair value of its derivative positions as of December 31, 2008 to be $1.8 million.

The decline in prices during the fourth quarter of 2008 resulted in $1.9 million in unrealized gains on derivatives for the year ended December 31, 2008.  The $1.9 million in unrealized gains for the year is the fair value of the derivative positions as of December 31, 2008, less the related unrealized amounts recorded in prior periods.  An unrealized gain is a non-cash item and there will be further gains or losses as prices decrease or increase until the positions mature or are closed.

Index

The required accounting treatment for derivatives that do not qualify for hedge accounting treatment under SFAS No. 133 may result in significant swings in operating results over the life of the derivatives.  The combination of the settled derivative contracts and the revenue received from the oil and gas sales at delivery are expected to result in a more predictable cash flow stream and Partnership distributions than would the sales contracts without the associated derivatives.

The average NYMEX and CIG prices for the next 24 months (forward curve) from the respective dates below are as follows:

		December 31,	June 30,	December 31,	March 31,
Commodity	Index	2007	2008	2008	2009

Natural gas: (per MMbtu)
	NYMEX	$8.12	$12.52	$6.62	$5.87
	CIG	6.78	8.86	4.49	4.13
Oil: (per Bbl)	NYMEX	90.79	140.15	57.49	53.07

The commodity price declines from June 30, 2008, through December 31, 2008, relative to the Partnership’s current derivative positions, resulted in the significant unrealized derivative gains in 2008.  If there are further price declines in 2009, unrealized derivatives gains on our current positions are expected to continue.

Index

Results of Operations

The following table sets forth selected information regarding the Partnership’s results of operations, including production volumes, oil and gas sales, average sales prices received, average sales price including realized derivative gains and losses, average lifting cost, other operating income and expenses for the years ended December 31, 2008 and 2007.

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	2007 to 2008
Number of producing wells (end of period)	36	37	*

Production: (1)
Oil (Bbl)	16,423	22,775	-28%
Natural gas (Mcf)	571,549	637,127	-10%
Natural gas equivalents (Mcfe) (2)	670,087	773,777	-13%

Average Selling Price (excluding realized gain (loss), net on derivatives)
Oil (per Bbl)	$87.92	$57.21	54%
Natural gas (per Mcf)	$6.46	$4.91	32%
Natural gas equivalents (per Mcfe)	$7.67	$5.73	34%

Average Selling Price (including realized gain (loss), net on derivatives)
Oil (per Bbl)	$84.34	$56.93	48%
Natural gas (per Mcf)	$6.84	$5.32	29%
Natural gas equivalents (per Mcfe)	$7.90	$6.05	31%

Average cost per Mcfe
Production and operating costs (3)	$2.18	$2.29	-5%
Depreciation, depletion and amortization	$2.81	$2.59	9%

Revenues:
Oil and gas sales	$5,137,684	$4,434,119	16%
Oil and gas price risk management, gain (loss), net	2,026,990	(241,305)	*
Total revenues	$7,164,674	$4,192,814	71%

Realized Gain (Loss) on Derivatives, net
Oil derivatives - realized loss	$(58,908)	$(6,395)	*
Natural gas derivatives - realized gain	214,762	256,181	-16%
Total realized gain on derivatives, net	$155,854	$249,786	-38%

Operating costs and expenses:
Production and operating costs	$1,463,257	$1,770,227	-17%
Direct costs - general and administrative	216,716	183,820	18%
Depreciation, depletion and amortization	1,884,091	2,000,576	-6%
Accretion of asset retirement obligations	12,468	11,792	6%
Total operating costs and expenses	$3,576,532	$3,966,415	-10%

Income from operations	$3,588,142	$226,399	*

Interest income	68,184	85,914	-21%

Net income	$3,656,326	$312,313	*

Cash distributions	$3,412,352	$3,259,354	5%

*Percentage change not meaningful or equal to or greater than 250% or not calculable.
_______________
(1)
Production is net and determined by multiplying the gross production volume of properties in which we have an interest by the average percentage of the leasehold or other property interest the Partnership owns.

(2)	A ratio of energy content of natural gas and oil (six Mcf of natural gas equals one Bbl of oil) was used to obtain a conversion factor to convert oil production into equivalent Mcf of natural gas.

Index

(3)	Production costs represent oil and gas operating expenses which include production taxes.

Definitions used throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	Bbl – One barrel or 42 U.S. gallons liquid volume
•	MBbl – One thousand barrels
•	Mcf – One thousand cubic feet
•	MMcf – One million cubic feet
•	Mcfe – One thousand cubic feet of natural gas equivalents, based on a ratio of 6 Mcf for each barrel of oil, which reflects the relative energy content
•	MMcfe – One million cubic feet of natural gas equivalents

Oil and Natural Gas Sales

The table below shows sales and production information for each quarter for the years ended December 31, 2008 and 2007.  Oil and natural gas sales exclude the impact of commodity-based derivatives, which are reflected in the line “Oil and gas price risk management gain (loss), net” in the statements of operations.  (In thousands except for per Mcf, per Bbl and per Mcfe amounts and percentage changes).

	2008			2007
	Sales			Sales
Total	(in thousands)	MMcfe	per Mcfe	(in thousands)	MMcfe	per Mcfe
Jan-Mar	$1,142	141	$8.08	$1,357	228	$5.94
Apr-Jun	1,746	179	9.77	$1,236	217	$5.70
Jul-Sept	1,608	191	8.40	$1,001	199	$5.03
Oct-Dec	642	159	4.04	$840	130	$6.49
Total	$5,138	670	$7.67	$4,434	774	$5.73
Change (year over year)	16%	-13%	34%

		2008			2007
	Sales			Sales
Oil	(in thousands)	MBbl	per Bbl	(in thousands)	MBbl	per Bbl
Jan-Mar	$339	3	$82.66	$308	7	$45.02
Apr-Jun	422	4	114.66	$332	6	$54.40
Jul-Sept	494	5	104.18	$348	6	$63.13
Oct-Dec	189	4	48.48	$315	4	$72.83
Total	$1,444	16	$87.92	$1,303	23	$57.21
Change (year over year)	11%	-28%	54%

		2008			2007
	Sales			Sales
Natural Gas	(in thousands)	MMcf	per Mcf	(in thousands)	MMcf	per Mcf
Jan-Mar	$804	117	$6.89	$1,049	187	$5.60
Apr-Jun	1,324	157	8.45	$904	180	$5.01
Jul-Sept	1,114	163	6.84	$653	166	$3.94
Oct-Dec	452	135	3.34	$525	104	$5.07
Total	$3,694	572	$6.46	$3,131	637	$4.91
Change (year over year)	18%	-10%	31%

The 16% increase in total sales in 2008 as compared to 2007 was due to an increase in average sales price per Mcfe of 34% partially offset by decreased total production volumes, in Mcfe or energy equivalency basis, of 13%.

Commodity price increases, which contributed to an increase in sales of $1.3 million, were partially offset by sales declines of $0.6 million due to decreased production volumes, to result in the overall $0.7 million increase in oil and natural gas sales in 2008 as compared to 2007.  This decline in production volumes is consistent with the historically declining production curves for wells drilled in the Wattenberg and Piceance fields.  The year-to-year decrease in both oil and natural gas production volumes of 28% and 10%, respectively, reflects the historically steeper decline in oil production volumes during the earlier portions of the production life cycle as compared to natural gas which was offset, however, by a more substantial increase in oil prices (54%) than natural gas prices (31%) during the period.

Index

On a quarterly basis, increased volumes during the quarter ended December 31, 2008, as compared to the same period in 2007, contributed to an increase in sales of $0.2 million and reduced revenues due to commodity price decreases of $0.4 million, resulted in the overall $0.2 million decrease in oil and natural gas sales.  Although limited compression and pipeline capacity in the fourth quarter of 2008 curtailed Piceance Basin natural gas production, this reduction was less than the Partnership’s October 2007 natural gas production curtailments in response to low prices, during which nine wells were shut-in until prices rebounded by early November 2007.

Decreased volumes during the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 contributed to a reduction in sales of $0.5 million, $0.2 million and $0.04, respectively, that was offset by commodity price increases amounting to $0.3 million, $0.7 million and $0.6 million, respectively.  This resulted in decreased oil and natural gas sales of $0.2 million for the quarter ended March 31, 2008, and increased oil and natural gas sales of $0.5 million and $0.6 million for the quarters ended June 30, 2008 and September 30, 2008, respectively, as compared to the same quarterly periods in 2007.

The Partnership expects to experience continued declines in both oil and natural gas production volumes over the wells’ life cycles until the Wattenberg wells are recompleted.

Oil and Natural Gas Pricing

Financial results depend upon many factors, particularly the prices of oil and natural gas and our ability to market our production effectively.  Natural gas and oil prices have been among the most volatile of all commodity prices.  These price variations have a material impact on Partnership financial results.  Natural gas and oil prices also vary by region and locality, especially in the Rocky Mountain Region, depending upon the distance to markets, and the supply and demand relationships in that region or locality.  This can be especially true in the Rocky Mountain Region in which all of the Partnership’s wells are located.  The combination of increased drilling activity and the lack of substantial local market demand can result in a local market oversupply situation from time to time.  The Managing General Partner believes such a situation existed in the Rocky Mountain Region during 2007, with production exceeding the local market demand and pipeline transportation capacity to non-local markets.  The result, beginning in the second quarter of 2007 and continuing into the fourth quarter of 2007, was a decrease in the price of Rocky Mountain natural gas as measured by the Colorado Interstate Gas, or CIG, Index (per MMbtu) compared to the New York Mercantile Exchange, or NYMEX, price (per MMbtu).

The expansion in January 2008 of the Rockies Express pipeline (“REX”), a major interstate pipeline constructed and operated by a non-affiliated entity, resulted in a narrowing of the NYMEX and CIG price differential to under $1.00 between the indices’ average prices in January and February 2008.  However, a substantial portion of the new capacity created by the REX Pipeline is now under contract resulting in a resumption of regional transportation capacity restraints and a widening of the NYMEX-CIG differential that peaked in June and September at average index price differentials of $4.58 and $4.00, respectively.  Index differentials closed 2008 having again narrowed to $1.30, and are expected to average $1.74 for the next 24 months (forward curve) based on index futures.  Like most producers in the region, the Partnership relies on major interstate pipeline companies to construct these facilities to increase pipeline capacity, rendering the timing and availability of these facilities beyond the Partnership’s control.  In view of the regional transportation capacity issues cited herein regarding Rocky Mountain region production, the Partnership believes that the cited capacity constraints will continue into the future and that the sale of production in the Rocky Mountain Region will continue to be governed by price.  To that end, the Partnership has been able to sell all of its production to date, has not had to significantly curtail its production for long periods of time because of an inability to sell its production because of pipeline unavailability and believes that it will be able to sell all of its future production.

Oil pricing is also driven strongly by supply and demand relationships.  In the Rocky Mountain Region for 2008, Partnership oil sales averaged $87.92 per barrel which is below the NYMEX oil market 12-month average monthly closing prices (per Barrel) for 2008 of $104.42, due to supply competition from other Rocky Mountain oil and Canadian oil that has driven down market prices.

The price the Partnership receives for a large portion of the natural gas produced in the Rocky Mountain Region is based on a market basket of prices, which may include some natural gas sold at the CIG prices and some sold at mid-continent prices.  The CIG Index, and other indices for production delivered to other Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is NYMEX based.

Index

During 2009, oil and natural gas prices have continued to fluctuate, with oil prices on NYMEX as high as $72.68 (per Barrel) on June 11, 2009 and as low as $33.98 (per Barrel) on February 12, 2009 and natural gas prices on CIG as high as $4.59 (per MMbtu) on January 7, 2009 and as low as $1.33 (per MMbtu) on April 14, 2009.

Oil and Natural Gas Price Risk Management Gain (Loss), Net

The Managing General Partner uses oil and natural gas commodity derivative instruments to jointly manage price risk for its corporate interests as well as sponsored drilling partnerships, including the Partnership, by area of operation.  Prior to September 30, 2008, as production volumes changed, the allocation of derivative positions between PDC’s corporate interests and each of the sponsored drilling partnerships changed.  As of September 30, 2008, the allocation of derivative positions was fixed, based on the current estimated future production, between the Managing General Partner’s corporate interests and each sponsored drilling partnership. For positions entered into subsequent to September 30, 2008, specific designations of the quantities between the Managing General Partner’s corporate interests and each sponsored drilling partnership, including the Partnership, are allocated and fixed at the time the positions are entered into based on estimated future production.  Realized and unrealized gains and losses resulting from derivative positions are reported on the statement of operations as “Oil and gas price risk management gain (loss), net.”  The net gains/losses are comprised of the change in fair value of derivative positions related to the Partnership’s production and underlying derivative contracts entered into by the Managing General Partner on behalf of the Partnership.

In periods of rising prices, the Partnership will generally record losses on its derivative positions as fair values exceed contract prices determining the Partnership’s oil and natural gas sales.  Conversely, in periods of decreasing prices, the Partnership will generally recognize gains on its derivative positions.  During 2008, the Partnership experienced volatility in oil and gas prices that resulted in fluctuation in both realized and unrealized derivative positions.

The following table presents the realized and unrealized gains and losses recorded for each of the quarterly and annual periods identified:

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Total

Realized gains (losses)
Oil	$(20,030)	$(72,613)	$(52,472)	$86,207	$(58,908)
Natural gas	(22,859)	(268,322)	99,223	406,720	214,762
Realized (loss) gain	(42,889)	(340,935)	46,751	492,927	155,854
Unrealized (loss) gain	(342,899)	(1,362,251)	2,627,734	948,552	1,871,136
Oil and gas price risk management (loss) gain, net	$(385,788)	$(1,703,186)	$2,674,485	$1,441,479	$2,026,990

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Total

Realized gains (losses)
Oil	$(2,604)	$(2,531)	$(510)	$(750)	$(6,395)
Natural gas	(3,918)	78,889	142,992	38,218	256,181
Realized (loss) gain	(6,522)	76,358	142,482	37,468	249,786
Unrealized (loss) gain	(183,606)	96,421	(30,989)	(372,917)	(491,091)
Oil and gas price risk management (loss) gain, net	$(190,128)	$172,779	$111,493	$(335,449)	$(241,305)

Index

“Oil and gas price risk management gain (loss), net” includes realized gains and losses and unrealized changes in the fair value of oil and natural gas derivatives related to Partnership oil and natural gas production.  See Note 4, Derivative Financial Instruments and Note 5, Fair Value of Financial Instruments, to the accompanying financial statements for additional details of the Partnership’s derivative financial instruments.

For the year ended December 31, 2008, the Partnership recorded realized gains of $0.2 million and unrealized gains of $1.8 million, resulting in a net $2.0 million gain for the year.  During the quarter ended March 31, 2008, prices increased and remained above December 31, 2007 prices resulting in an unrealized loss of $0.3 million.  The CIG-index monthly average of daily natural gas prices (per MMbtu) and oil prices on NYMEX (per barrel) in the second quarter 2008 remained above December 31, 2007 levels, resulting in the $0.3 million realized and $1.4 million unrealized losses for that period. Although Rockies Region oil and natural gas prices increased during the first seven months of 2008, the Partnership experienced significant commodity price declines during the last five months of 2008, relative to the Partnership’s current derivative positions, which resulted in significant unrealized derivative gains for the year and for the quarters ended September 30 and December 31.  Monthly averages of daily natural gas prices for the months August through December declined in August to $5.45 and retrenched further to a low during October of $2.90.  Oil prices experienced a steep decline from a July 2008 high of $145.29 to $44.60 at December 31, 2008.  This pricing pattern in the Rockies Region for oil and natural gas resulted in the Partnership’s third quarter realized and unrealized gains of $0.1 million and $2.6 million, respectively, and fourth quarter realized and unrealized gains of $0.5 million and $0.9 million, respectively.  When forward prices for oil and natural gas decrease as they did throughout the last five months of 2008, the Partnership’s derivative positions, which include floors, ceilings and swaps, tend to increase in value, resulting in unrealized gain positions.

In 2007, the Partnership incurred a realized gain of $0.3 million and an unrealized loss of $0.5 million, resulting in a $0.2 million net loss for the year.  The majority of the unrealized losses recognized for 2007 and for the quarters ended March 31 and December 31, respectively, were due to increasing natural gas prices.  The decline in the CIG market during the second and third quarters of 2007, which fell to a low of $1.05 for the September average of natural gas daily prices (per MMbtu), resulted in the realized gain during 2007.  When forward prices for oil and natural gas prices increase as they did in 2007, the Partnership’s derivative portfolio tends to decrease in value, resulting in unrealized loss positions.  Due to the continued volatility of commodity prices, large quarter to quarter fluctuations in “Oil and gas price risk management gain (loss), net,” occur.

Oil and Gas Derivative Activities.  The Managing General Partner uses various derivative instruments to manage fluctuations in oil and natural gas prices.  The Managing General Partner has in place a series of collars, fixed price swaps and basis protection swaps on a portion of the Partnership’s oil and natural gas production.  Under the collar arrangements, if the applicable index rises above the ceiling price or swap, the Managing General Partner pays the counterparty; however, if the index drops below the floor or swap, the counterparty pays the Managing General Partner.

Index

The following table identifies the Partnership’s derivative positions related to oil and gas sales activities in effect as of June 30, 2009, on Partnership production by area.

	Floors		Ceilings		Swaps (Fixed Prices)		Basis Protection Contracts
Commodity/ Index/ Operating Area	Quantity (Gas-MMbtu Oil-Bbls)	Weighted Average Contract Price	Quantity (Gas-MMbtu Oil-Bbls)	Weighted Average Contract Price	Quantity (Gas-MMbtu Quantity (Gas-MMbtu Oil-Bbls)	Weighted Average Contract Price	Quantity (Gas-MMbtu Oil-Bbls)	Weighted Average Contract Price	Fair Value at June 30, 2009

Natural Gas
Rocky Mountain Region
CIG
3Q 2009	101,618	$5.75	101,618	$8.90	-	$-	-	$-	$302,948
4Q 2009	71,496	6.67	71,496	10.21	26,415	9.20	-	-	352,160
2010	82,634	6.63	82,634	10.78	39,623	9.20	242,594	1.88	95,014
2011	39,298	4.75	39,298	9.45	-	-	288,860	1.88	(254,234)
2012	-	-	-	-	-	-	305,366	1.88	(254,510)
2013	-	-	-	-	-	-	284,002	1.88	(213,801)

NYMEX
2010	11,261	5.75	11,261	8.30	237,809	5.61	-	-	(85,574)
2011	15,308	5.75	15,308	8.30	76,628	6.96	-	-	692
2012	-	-	-	-	81,771	6.96	-	-	(15,475)
Total Natural Gas									(72,780)

Oil
Rocky Mountain Region
NYMEX
3Q 2009	-	-	-	-	2,516	90.52	-	-	49,032
4Q 2009	-	-	-	-	2,516	90.52	-	-	44,341
2010	-	-	-	-	8,773	92.96	-	-	151,918
Total Oil									245,291

Total Natural Gas and Oil									$172,511

Production and Operating Costs

Production and Operating Costs include production taxes and transportation costs which vary with sales and production, well operating costs charged on a per well basis and other direct costs incurred in the production process.

	2008			2007
	Prod Costs	Mcfe's	per Mcfe	Prod Costs	Mcfe's	per Mcfe
Jan-Mar	$266,382	141,285	$1.89	$506,708	228,353	$2.22
Apr-Jun	459,194	178,735	2.57	544,341	216,966	2.51
Jul-Sep	423,912	191,269	2.22	316,385	198,952	1.59
Oct-Dec	313,769	158,798	1.98	402,793	129,506	3.11
Total	$1,463,257	670,087	$2.18	$1,770,227	773,777	$2.29

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

Index

During 2008, production and operating costs declined $0.3 million or 16% compared to the previous year, due primarily to variable costs, including production-related taxes and transport, related to oil and natural gas volume reductions, on an Mcfe or energy equivalency basis, of 13%.  Increases in the cost of general oil field services are reflected in the per Mcfe basis unit cost increases for the second and third quarters of 2008.  A decrease in general oil field service costs caused the reduction in the per Mcfe basis unit cost during the fourth quarter of 2008.

The fluctuation in the per Mcfe basis unit cost through the first three quarters of 2007 was principally due to production volume.  An increase in general oil field service costs caused the increase in the per Mcfe basis unit cost during the fourth quarter of 2007.  In addition, during the first and second quarter of 2007, the Partnership incurred additional costs relating to the workover of a Partnership well.

Direct Costs – General and Administrative

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation and legal matters.  Direct costs increased during 2008 due primarily to increased billings of approximately $0.1 million for professional services provided by the Partnership’s independent registered public accounting firms offset by reductions of approximately 0.1 million in royalty litigation settlement costs.  For additional information regarding the settlement, see Note 9, Commitments and Contingencies to the accompanying financial statement included in this report.

Depreciation, Depletion and Amortization

The Partnership recorded depreciation, depletion, and amortization (“DD&A”) expense in 2008 and 2007 as follows:

	2008			2007
	DD&A	Mcfe's	per Mcfe	DD&A	Mcfe's	per Mcfe
Jan-Mar	$390,227	141,285	$2.76	$586,326	228,353	$2.57
Apr-Jun	442,087	178,735	2.47	545,927	216,966	2.52
Jul-Sep	470,384	191,269	2.46	496,616	198,952	2.50
Oct-Dec	581,393	158,798	3.66	371,707	129,506	2.87
Total	$1,884,091	670,087	$2.81	$2,000,576	773,777	$2.59

DD&A expense is primarily based upon year-end proved developed producing oil and gas reserves. These reserves are valued at the price of oil and natural gas as of December 31 each year.  If prices increase, the corresponding volume of oil and natural gas reserves will increase, resulting in decreases in the rate of DD&A per unit of production.  If year-end prices decrease as they did from 2007 to 2008, volumes of oil and natural gas reserves will decline, resulting in increases in the rate of DD&A per unit of production.

The $0.1 million decrease in DD&A for the year 2008 compared to 2007 is primarily the result of a production level decrease of 13% offset by an increase per Mcfe due to significantly lower reserves at December 31, 2008.  In both the fourth quarter of 2008 and 2007, the DD&A unit cost per Mcfe increased due to revised estimates of reserves from the annual reserve reports which indicated decreases in reserves from the respective prior periods.  While both production and overall year-end reserves are expected to decline gradually year-to-year over the wells’ remaining life cycles, downward revisions to oil and natural gas reserves in the annual 2008 reserve report resulted in the larger DD&A unit cost increase during the fourth quarter of 2008 as compared to the fourth quarter 2007.

The variances in the per Mcfe rates for the 2008 quarters ended March 31, June 30 and September 30 and the comparable quarter for 2007 are primarily the result of the changing production mix between the Partnership’s Wattenberg and Grand Valley fields which have significantly different DD&A rates.

Index

Interest Income

Interest income decreased in 2008 as compared to 2007 due to the lower level of undistributed revenues held by the Managing General Partner, as well as a reduction in the interest rates applied to those undistributed revenue amounts.  Additionally, interest rates decreased on amounts held in escrow by the Managing General Partner on behalf of the Partnership related to production tax obligation over-withholding during the years prior to 2007.  For more information on the production tax obligation over-withholding by the Managing General Partner, see Note 2, Summary of Significant Accounting Policies−Due from (to) Managing General Partner−Other.

Liquidity and Capital Resources

As the Partnership completed its drilling activities as of December 31, 2004, the Partnership’s operations are expected to be conducted with available funds and revenues generated from oil and natural gas production activities.  Based on the current economic environment, the MGP has no immediate plans to initiate recompletion activities in the Codell formation of the Wattenberg Field wells.  The MGP will re-evaluate the feasibility of commencing these recompletion activities if economic conditions improve.  The Partnership’s liquidity may be impacted by fluctuating oil and natural gas prices, as noted in Item 1A, Risk Factors.  Changes in market prices for oil and natural gas directly affect the level of cash flow from operations.  While a decline in oil and natural gas prices would affect the amount of cash flow that would be generated from operations, the Partnership had oil and natural gas derivatives in place as of June 30, 2009, covering 82% of the Partnership’s expected oil production and 71% of its expected natural gas production for 2009.  These contracts reduce the impact of price changes for a substantial portion of the Partnership’s 2009 cash from operations.  Additional derivative positions were entered into through June 30, 2009, for natural gas production through December 2012 and oil production through December 2010 while natural gas price basis protection swaps cover production through December 2013.  The fair value of the current derivatives positions will change based on changes in oil and natural gas futures markets.  Oil and natural gas derivatives as of December 31, 2008 are detailed in Note 4, Derivative Financial Instruments to the accompanying financial statements.

Working Capital

The following table sets forth the working capital position of the Partnership:

	As of
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Working capital	$1,503,387	$815,746	$2,972,514	$3,340,477

	As of
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Working capital	$2,160,894	$1,923,165	$1,990,702	$1,379,110

Financing and Investing Cash Flows

In 2008, the Partnership received a $73,440 refund from the State of Colorado for state sales taxes charged during 2005 and 2006 on well tubing and casing purchases during the Partnership’s drilling operations, which were subsequently determined to be tax-exempt utilization of this material.  The Partnership has from time-to-time, invested in additional equipment which supports enhanced hydrocarbon recovery, treatment, delivery and measurement or environmental protection, which totaled approximately $17,000 in 2008.

The Partnership initiated monthly cash distributions to investors in November 2004 and has distributed $28.9 million of its operating cash flows from its April 30, 2004 date of inception through December 31, 2008.  The following table sets forth the quarterly cash distributions to the Managing General Partner and the Investor Partners during the years ended December 31, 2008 and 2007, respectively.

Index

	Managing	Investor
	General Partner	Partners	Total
	Distributions	Distributions	Distributions

2008
Jan-Mar	$114,572	$458,290	$572,862
Apr-Jun	$161,724	$646,899	808,623
Jul-Sep	$190,332	$761,329	951,661
Oct-Dec	$215,841	$863,365	1,079,206
	$682,469	$2,729,883	$3,412,352

2007
Jan-Mar	$184,162	$736,650	$920,812
Apr-Jun	$171,247	$714,152	885,399
Jul-Sep	$148,159	$592,642	740,801
Oct-Dec	$142,468	$569,874	712,342
	$646,036	$2,613,318	$3,259,354

Operating Cash Flows

Net cash provided by operating activities was $3.4 million in 2008 compared to $3.2 million in 2007, an increase of $0.2 million.  The increase in cash provided by operating activities was due primarily to the following:

•
An increase in oil and gas sales revenues of 16% partially offset by a $0.1 million decrease in realized oil and gas price risk management gains, net that was accompanied by a decrease in production and operating costs of 16%.

•	Decrease in the “Due from (to) Managing General Partner, net.”

The following table presents the operating cash flows for the following periods:

	2008
	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,

Cash flows from operating activities	$568,544	$739,911	$961,346	$1,172,133

	2007
	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,

Cash flows from operating activities	$927,632	$890,544	$746,070	$712,338

Information related to the oil and gas reserves of the Partnership’s wells is discussed in detail in Supplemental Oil & Gas Information – Unaudited, Net Proved Oil and Gas Reserves.

Index

Contractual Obligations and Contingent Commitments

The table below sets forth the Partnership’s contractual obligations and contingent commitments as of December 31, 2008 and 2007.

	Payments due by period
Contractual Obligations and		Less than			More than
Contingent Commitments	Total	1 year	1-3 years	3-5 years	5 years

December 31, 2008
Unrealized loss on derivative contracts	$134,319	$-	$-	$134,319	$-
Asset Retirement Obligations	229,324	-	-	-	229,324
	$363,643	$-	$-	$134,319	$229,324

December 31, 2007
Unrealized loss on derivative contracts	$126,374	$126,374	$-	$-	$-
Asset Retirement Obligations	216,856	-	-	-	216,856
	$343,230	$126,374	$-	$-	$216,856

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

Index

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

In accordance with Statement of Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership assesses its proved oil and gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated future production based upon prices at which the Partnership reasonably estimates the commodity to be sold.  The estimates of future prices may differ from current market prices of oil and natural gas.  Downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs could result in a triggering event and therefore a possible impairment of the Partnership’s oil and natural gas properties.  If net capitalized costs exceed undiscounted future net cash flows, impairment is based on estimated fair value utilizing a future discounted cash flow analysis and is measured by the amount by which the net capitalized costs exceed their fair value.  Due to the significant reduction in oil and natural gas prices during the fourth quarter of 2008 and the availability of new reserve information, the Partnership reviewed its proved oil and natural gas properties for impairment at December 31, 2008.  The Partnership did not incur any impairment loss as a result of this review.  Although cash flow estimates used by the Partnership are based on the relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results.

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

Index

Fair Value of Financial Instruments

The Partnership adopted the provisions of Statement of SFAS No. 157, Fair Value Measurements, effective January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures related to fair value measurements. SFAS No. 157 applies broadly to financial and nonfinancial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements, but does not expand the application of fair value accounting to any new circumstances.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 by one year (to January 1, 2009) for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and liabilities for which the Partnership has not applied the provisions of SFAS No. 157 include those initially measured at fair value, including the Partnership’s asset retirement obligations.

Derivative Financial Instruments.  The Managing General Partner uses derivative instruments to manage the Partnership’s commodity and financial market risks.  The Partnership currently does not use hedge accounting treatment for its derivatives.  Derivatives are reported on the Partnership’s accompanying balance sheets at fair value on a gross asset and liability basis.  Changes in fair value of derivatives are recorded in “Oil and gas price risk management, gain (loss), net,” in the Partnership’s accompanying statements of operations.

SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3).  In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy.  The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy.  Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.  The three levels of inputs that may be used to measure fair value are defined as:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in inactive markets, (iii) inputs other than quoted prices that are observable for the asset or liability and (iv) inputs that are derived from observable market data by correlation or other means.

Level 3 – Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.  Instruments included in Level 3 consist of Partnership commodity derivatives for CIG-based natural gas swaps, NYMEX-based oil swaps, natural gas fixed-price floor and ceiling price collars and natural gas basis protection swaps.

The Partnership measures the fair value of its derivatives based upon quoted market prices, where available.  The Managing General Partner’s valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The Managing General Partner’s valuation determination also gives consideration to the nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses two investment grade financial institutions as counterparties to its derivative contracts.  The Managing General Partner has evaluated the credit risk of the Partnership’s derivative assets from counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  The Managing General Partner has determined based on this evaluation, that the impact of counterparty non-performance on the fair value of the Partnership’s derivative instruments is insignificant for the Partnership.  As of December 31, 2008, the Partnership has recorded no valuation allowance.  Furthermore, while the Managing General Partner believes these valuation methods are appropriate and consistent with that used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.  The Partnership has estimated the net fair value of Partnership commodity based derivatives as of December 31, 2008 to be $1.8 million.

Index

Non-Derivative Financial Assets and Liabilities.  The carrying values of the financial instruments comprising “Cash and cash equivalents,” “Accounts receivable,” “Accounts payable and accrued expenses” and “Due from (to) Managing General Partner-other, net” approximate fair value due to the short-term maturities of these instruments.

Asset Retirement Obligations

The Partnership applies the provisions of SFAS 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board, or FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, and accounts for asset retirement obligations by recording the fair value of its plugging and abandonment obligations when incurred, which is at the time the well is completely drilled.  Upon initial recognition of an asset retirement obligation, the Partnership increases the carrying amount of the long-lived asset by the same amount as the liability.  Over time, the asset retirement obligations are accreted, over the estimated lives of the related assets, for the change in their present value.  The initial capitalized costs are depleted over the useful lives of the related assets, through charges to DD&A expense.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations.  See Note 8 Asset Retirement Obligations to the accompanying financial statements, for a reconciliation of asset retirement obligation activity.

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

Commodity Price Risk

See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations−Critical Accounting Policies and Estimates, Fair Value of Financial Instruments, for further discussion of the accounting for derivative contracts.

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

Index

Valuation of a contract’s fair value is performed internally and, while the Managing General Partner uses common industry practices to develop the Partnership’s valuation techniques, changes in pricing methodologies or the underlying assumptions could result in different fair values.  While the Managing General Partner believes these valuation methods are appropriate and consistent with those used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

Risk Management Strategies

The Partnership’s results of operations and operating cash flows are affected by changes in market prices for oil and natural gas.  To mitigate a portion of the exposure to adverse market changes, the Managing General Partner has entered into various derivative contracts.  As of December 31, 2008, the Partnership’s oil and natural gas derivative instruments were comprised of “swaps” and “collars” in addition to “basis protection swaps.”  These instruments generally consist of CIG-based contracts for Colorado gas production and NYMEX-based contracts for Colorado oil production.  In addition to the swaps, collars and basis protection swaps, derivative instruments which remain in effect at December 31, 2008, the Managing General Partner previously utilized “floor” contracts to reduce the impact of natural gas and oil price declines in subsequent periods.

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

The Managing General Partner enters into derivative instruments for Partnership production to reduce the impact of price declines in future periods.  While these derivatives are structured to reduce the Partnership’s exposure to changes in price associated with the derivative commodity, they also limit the benefit the Partnership might otherwise have received from price changes in the physical market.  The Partnership believes the derivative instruments in place continue to be effective in achieving the risk management objectives for which they were intended.

Index

The following table presents monthly average CIG and NYMEX closing prices for natural gas and oil in 2008 and 2007, as well as average sales prices the Partnership realized for the respective commodity.

	Year Ended December 31,
	2008	2007
Average index closing price
Natural gas (per MMbtu)
CIG	$6.22	$3.97

Oil (per Barrel)
NYMEX	104.42	69.79

Average sales price
Natural gas (per Mcf)	$6.46	$4.91
Oil (per Barrel)	87.92	57.21

As of December 31, 2008, the fair value of the Partnership’s derivative instruments was a net asset of $1.8 million compared to a net liability of $0.1 million as of December 31, 2007.  Based on a sensitivity analysis as of June 30, 2009, it was estimated that a 10% increase in oil and gas prices, inclusive of basis, over the entire period for which the Partnership has derivatives currently in place would result in a decreased fair value of approximately $0.6 million and a 10% decrease in oil and gas prices would result in an increase in fair value of $0.5 million.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Oil and Gas Price Risk Management Gain (Loss), Net for a detailed discussion of the Partnership’s open derivative positions related to the Partnership’s oil and gas sales activities and a summary of the Partnership’s open derivative positions as of December 31, 2008.

Credit Risk

Credit risk represents the loss that the Partnership would incur if a counterparty fails to perform under its contractual obligations.  When the fair value of a derivative contract is positive, the counterparty owes the Managing General Partner, which in turn owes the Partnership, thus creating repayment risk from counterparties.

The Managing General Partner attempts to reduce credit risk by diversifying its counterparty exposure and entering into transactions with high-quality counterparties.  When exposed to credit risk, the Managing General Partner analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.  PDC, the Managing General Partner has had no counterparty default losses.  The Managing General Partner’s receivables are from a diverse group of companies, including major energy companies, both upstream and mid-stream, financial institutions and end-users in various industries.  The Managing General Partner monitors their creditworthiness through credit reports and rating agency reports.

The Managing General Partner has evaluated the credit risk of the Partnership’s assets from counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on this evaluation, the Managing General Partner has determined that the impact of the nonperformance of counterparties on the fair value of the Partnership’s derivative instruments is insignificant.  The Managing General Partner has experienced no counterparty defaults during the years ended December 31, 2008 and 2007 and no valuation allowance has been recorded by the Partnership.  However, the recent disruption in the credit market has had a significant impact on a number of financial institutions.  Although the Managing General Partner believes that its procedures are sufficient and customary, no amount of analysis can guarantee performance in these uncertain times.

Index

Disclosure of Limitations

As the information above incorporates only those exposures which existed as of, or prior to, December 31, 2008, it does not consider those exposures or positions which could arise after that date.  As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations depends on the future exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

None

Item 9A(T).	Controls and Procedures

The Partnership has no direct management or officers.  The management, officers and other employees that provide services on behalf of the Partnership are employed by the Managing General Partner.

(a)  Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, PDC, as Managing General Partner on behalf of the Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures.  Disclosure controls and procedures are defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Managing General Partner’s Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were not effective as of December 31, 2008 due to the existence of the material weakness described below in Management’s Report on Internal Control Over Financial Reporting included in this Item 9A(T).

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

Index

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

•
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management of the Managing General Partner has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008, based upon the criteria established in “Internal Control - Integrated Framework” issued by the Committee of  Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management of the Managing General Partner concluded that the Partnership did not maintain effective internal control over financial reporting as of December 31, 2008 due to the material weakness discussed below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management of PDC, the Managing General Partner, identified the following material weakness related to the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008:

•
For the transactions that are directly related to and processed by the Partnership, the Partnership failed to maintain sufficient documentation to adequately assess the operating effectiveness of internal control over financial reporting.  More specifically, the Partnership’s financial close and reporting narrative failed to adequately describe the process, identify key controls and assess segregation of duties.  This material weakness has not been remediated.

This Annual Report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting which is not required until 2009.

(c)  Remediation of Material Weaknesses in Internal Control

Management of the Managing General Partner identified the following material weaknesses related to the effectiveness of the Partnership’s internal controls over financial reporting as of December 31, 2007:

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

Index

The Partnership made no changes in its internal control over financial reporting (such as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2008.  During the first and third quarters of 2008, the Managing General Partner made the following changes in the Partnership's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting:

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

Based on the changes in the Managing General Partner’s internal control over financial reporting discussed above, the Managing General Partner has concluded that the first two material weaknesses which were identified as of December 31, 2007 had been remediated as of December 31, 2008.

Item 9B.	Other Information

None

Index

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Partnership has no directors or executive officers.  The Partnership is managed by PDC, the Managing General Partner.

PDC, a publicly-owned Nevada corporation, was organized in 1955.  The common stock of PDC is traded on the NASDAQ Global Select Market under the symbol "PETD."  Since 1969, PDC has been engaged in the business of exploring for, developing and producing oil and gas primarily in West Virginia, Tennessee, Pennsylvania, Ohio, Michigan and the Rocky Mountains.  As of December 31, 2008, PDC had approximately 317 employees.  PDC will make available to Investor Partners, upon request, audited financial statements of PDC for the most recent fiscal year and unaudited financial statements for interim periods.  PDC's Internet address is www.petd.com.  PDC posts on its Internet Web site its periodic and current reports and other information, including its audited financial statements, that it files with the SEC, as well as various charters and other corporate governance information.

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

Petroleum Development Corporation

Index

The executive officers and directors of PDC, their principal occupations for the past five years and additional information is set forth below:

Name	Age	Positions and Offices Held	Director Since	Directorship Term Expires

Richard W. McCullough	57	Chairman, Chief Executive Officer, President and Director	2007	2010

Gysle R. Shellum	57	Chief Financial Officer	-	-

R. Scott Meyers	34	Chief Accounting Officer	-	-

Daniel W. Amidon	48	General Counsel and Secretary	-	-

Barton R. Brookman, Jr.	46	Senior Vice President Exploration and Production	-	-

Vincent F. D'Annunzio	56	Director	1989	2010

Jeffrey C. Swoveland	54	Director	1991	2011

Kimberly Luff Wakim	51	Director	2003	2012

David C. Parke	42	Director	2003	2011

Anthony J. Crisafio	56	Director	2006	2012

Joseph E. Casabona	65	Director	2007	2011

Larry F. Mazza	48	Director	2007	2010

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

Index

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

Index

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

The Partnership does not have any employees or executives of its own.  None of PDC's officers or directors receive any direct remuneration, compensation or reimbursement from the Partnership.  These persons receive compensation solely from PDC.  The management fee and other amounts paid to the Managing General Partner by the Partnership are not used to directly compensate or reimburse PDC’s officers or directors.  No management fee was paid to PDC in 2008 or 2007 as the Partnership is not required to pay a management fee other than a one time fee paid in the initial year of formation per the Agreement.  The Partnership pays a monthly fee for each producing well based upon competitive industry rates for operations and field supervision and $75 per well per month for Partnership related general and administrative expenses that include accounting, engineering and management of the Partnership by the MGP.  See Item 13, Certain Relationships and Related Transactions, and Director Independence for a discussion of compensation paid by the Partnership to the Managing General Partner.

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

Index

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

These executive officers may profit from their participation in the executive drilling program because they invest in wells at cost and do not have to pay drilling compensation, management fees or broker commissions and therefore obtain an interest in the wells at a reduced price than that which is generally charged to the investing partners in a Partnership.  Investor partners participating in drilling through a partnership are generally charged a profit or markup above the cost of the wells, management fees and commissions at rates which are generally similar to those for this Partnership outlined in Note 3, Transactions with Managing General Partner and Affiliates to the accompanying financial statements.

Through the executive drilling program, certain executive officers have invested in the wells developed by PDC in which the Partnership invests.  The executive program allows PDC to sell working interests to PDC executive officers in the wells that PDC will develop for the Partnership.  Participating officers thereby own parallel undivided working interests in all of the wells that the Partnership has invested in.  Prior to the funding of the Partnership, each executive officer who chose to participate in the executive program advised PDC of the dollar amount of his investment participation, and thereby acquired a working interest in the wells in which the Partnership acquired a working interest, the acquired working interest being parallel to the working interest of the Partnership and the investor partners.  The officers’ percentage in each well is proportionate to the Partnership’s working interest among all of the Partnership’s wells based upon the officers’ investment amount.  PDC may also sell working interests in these wells, also prior to the funding of the Partnership, to other parties unaffiliated with PDC.  The aggregate ownership percentage of these executive officers ranges from .0166% to .021% of each well in the Partnership.  The Board believes that having the executive officers invest in wells with PDC and other investor partners helps to create a commonality of interests much like share ownership creates a commonality of interests between the shareholders and executive officers.

Director Independence

The Partnership has no directors.  The Partnership is managed by the Managing General Partner.  See Item 10, Directors, Executive Officers and Corporate Governance.

Item 14.	Principal Accountant Fees and Services

There were audit billings from the Partnership’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), of approximately $153,000 and $95,000 for the years ended December 31, 2008 and 2007,  respectively.  For the years ended December 31, 2008 and 2007, there were tax billings from the Partnership’s independent registered public accounting firm, PwC, of approximately $11,000 and $8,000, respectively.

Index

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

Item 15.	Exhibits, Financial Statement Schedules

(a)	The index to Financial Statements is located on page F-1.
(b)	Exhibit Index.

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
3.1	Limited Partnership Agreement	10-K	000-51218	3.1	08/04/2009

3.2	Certificate of limited partnership which reflects the organization of the Partnership under West Virginia law	10-K	000-51218	3.2	08/04/2009

10.1	Drilling and operating agreement between PDC as Managing General Partner of the Partnership	10-K	000-51218	10.1	08/04/2009

10.2	Form of assignment of leases to the Partnership	10-K	000-51218	10.2	08/04/2009

10.3	Audited Consolidated Financial Statements for the year ended December 31, 2008 of Petroleum Development Corporation and its subsidiaries, as Managing General Partner of the Partnership	10-K	000-07246		02/27/2009

10.4	Gas Purchase and Processing Agreement between Duke Energy Field Services, Inc.; United States Exploration, Inc.; and Petroleum Development Corporation, dated October 28, 1999 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.3	03/31/2009

Index

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
10.5	Gas Purchase and Processing Agreement between Natural Gas Associates, a Colorado partnership, and Aceite Energy Corporation, Walker Exploratory Program 1982-A Limited and Cattle Creek Company, dated October 14, 1983 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.4	03/31/2009

10.6	Gas Purchase and Processing Agreement between Natural Gas Associates, a Colorado partnership, and SHF Partnership, a Colorado general partnership, Trailblazer Oil and Gas, Inc., Alfa Resources, Inc., Pulsar Oil and Gas, Inc., Overthrust Oil Royalty Corporation, Corvette Petroleum Ltd., Robert Lanari, an individual, and Toby A Martinez, an individual, dated September 21, 1983 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.5	03/31/2009

10.7	Domestic Crude Oil Purchase Agreement with ConocoPhillips Company, dated January 1, 1993, as amended by agreements with Teppco Crude Oil, LLC dated August 2, 2007; September 24, 2007; October 17, 2007; January 7, 2008; January 15, 2008; and April 17, 2008 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.6	03/31/2009

10.8	Gas Purchase Agreement between Williams Production RMT Company, Riley Natural Gas Company and Petroleum Development Corporation, dated as of June 1, 2006 (filed by PDC as Managing General Partner for Rockies Region 2007 Limited Partnership)	10-12G/A Amend 3	000-53201	10.7	03/31/2009

Index

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
23.1	Consent of Ryder Scott Company, L.P., Petroleum Consultants					X

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer of Petroleum Development Corporation, the Managing General Partner of the Partnership.					X

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer of Petroleum Development Corporation, the Managing General Partner of the Partnership.					X

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
August 7, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard W. McCullough	Chairman and Chief Executive Officer	August 7, 2009
Richard W. McCullough	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	August 7, 2009
Gysle R. Shellum	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	August 7, 2009
R. Scott Meyers	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal accounting officer)

/s/ Kimberly Luff Wakim	Director	August 7, 2009
Kimberly Luff Wakim	Petroleum Development Corporation
Managing General Partner of the Registrant

/s/ Anthony J. Crisafio	Director	August 7, 2009
Anthony J. Crisafio	Petroleum Development Corporation
Managing General Partner of the Registrant

/s/ Jeffrey C. Swoveland	Director	August 7, 2009
Jeffrey C. Swoveland	Petroleum Development Corporation
Managing General Partner of the Registrant

/s/ Joseph E. Casabona	Director	August 7, 2009
Joseph E. Casabona	Petroleum Development Corporation
Managing General Partner of the Registrant

Index

PDC 2004-A LIMITED PARTNERSHIP

Index

PDC 2004-A LIMITED PARTNERSHIP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of the PDC 2004-A Limited Partnership,

In our opinion, the accompanying balance sheets and the related statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of PDC 2004-A Limited Partnership (the "Partnership") at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Partnership has significant related party transactions with Petroleum Development Corporation and its subsidiaries.

/s/ PricewaterhouseCoopers, LLP
Pittsburgh, Pennsylvania
August 7, 2009

Index

PDC 2004-A LIMITED PARTNERSHIP

Balance Sheets
As of December 31, 2008 and 2007

Assets	2008	2007

Current assets:
Cash and cash equivalents	$156,423	$70,053
Accounts receivable	235,980	415,038
Oil inventory	34,071	-
Due from Managing General Partner-derivatives	1,425,088	36,066
Due from Managing General Partner-other, net	1,547,149	1,026,716
Total current assets	3,398,711	1,547,873

Oil and gas properties, successful efforts method	32,224,807	32,281,595
Less: accumulated depreciation, depletion and amortization	(13,383,328)	(11,499,237)
Oil and gas properties, net	18,841,479	20,782,358

Due from Managing General Partner-derivatives	490,059	-
Due from Managing General Partner-other, net	-	136,972
Other assets	17,186	-
Total noncurrent assets	19,348,724	20,919,330

Total Assets	$22,747,435	$22,467,203

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$58,234	$42,389
Due to Managing General Partner-derivatives	-	126,374
Total current liabilities	58,234	168,763

Due to Managing General Partner-derivatives	134,319	-
Asset retirement obligations	229,324	216,856
Total liabilities	421,877	385,619

Commitments and contingencies

Partners' equity:
Managing General Partner	4,470,953	4,422,157
Limited Partners - 1,452 units issued and outstanding	17,854,605	17,659,427
Total Partners' equity	22,325,558	22,081,584

Total Liabilities and Partners' Equity	$22,747,435	$22,467,203

See accompanying notes to financial statements.

Index

PDC 2004-A LIMITED PARTNERSHIP

Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007
Revenues:
Oil and gas sales	$5,137,684	$4,434,119
Oil and gas price risk management gain (loss), net	2,026,990	(241,305)
Total revenues	7,164,674	4,192,814

Operating costs and expenses:
Production and operating costs	1,463,257	1,770,227
Direct costs - general and administrative	216,716	183,820
Depreciation, depletion and amortization	1,884,091	2,000,576
Accretion of asset retirement obligations	12,468	11,792
Total operating costs and expenses	3,576,532	3,966,415

Income from operations	3,588,142	226,399

Interest income	68,184	85,914

Net income	$3,656,326	$312,313

Net income allocated to partners	$3,656,326	$312,313
Less: Managing General Partner interest in net income	731,265	62,463
Net income allocated to Investor Partners	$2,925,061	$249,850

Net income per Investor Partner unit	$2,015	$172

Investor Partner units outstanding	1,451.54	1,451.54

See accompanying notes to financial statements.

Index

PDC 2004-A LIMITED PARTNERSHIP

Statements of Partners' Equity
For the Years Ended December 31, 2008 and 2007

		Managing
	Investor	General
	Partners	Partner	Total

Balance, December 31, 2006	20,022,895	5,005,730	$25,028,625

Distributions to partners	(2,613,318)	(646,036)	$(3,259,354)

Net income	249,850	62,463	$312,313

Balance, December 31, 2007	17,659,427	4,422,157	$22,081,584

Distributions to partners	(2,729,883)	(682,469)	(3,412,352)

Net income	2,925,061	731,265	3,656,326

Balance, December 31, 2008	$17,854,605	$4,470,953	$22,325,558

See accompanying notes to financial statements.

Index

PDC 2004-A LIMITED PARTNERSHIP

Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income	$3,656,326	$312,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,884,091	2,000,576
Accretion of asset retirement obligations	12,468	11,792
Unrealized (gain) loss on derivative transactions	(1,871,136)	491,091
Changes in operating assets and liabilities:
Decrease in accounts receivable	179,058	447,619
Increase in oil inventory	(34,071)	-
Increase in other assets	(17,186)	-
Increase in accounts payable and accrued expenses	15,845	38,215
Increase in due from Managing General Partner	(383,461)	(25,022)
Net cash provided by operating activities	3,441,934	3,276,584

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(16,652)	-
Proceeds from Colorado tax refund on oil and gas properties	73,440	-
Net cash provided by investing activities	56,788	-

Cash flows from financing activities:
Distributions to Partners	(3,412,352)	(3,259,354)
Net cash used in financing activities	(3,412,352)	(3,259,354)

Net increase in cash and cash equivalents	86,370	17,230
Cash and cash equivalents, beginning of year	70,053	52,823
Cash and cash equivalents, end of year	$156,423	$70,053

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

Through the executive drilling program, certain executive officers have invested in the wells developed by PDC in which the Partnership invests.  The executive program allows PDC to sell working interests to PDC executive officers in the wells that PDC will develop for the Partnership.  Participating officers thereby own parallel undivided working interests in all of the wells that the Partnership has invested in.  Prior to the funding of the Partnership, each executive officer who chose to participate in the executive program advised PDC of the dollar amount of his investment participation, and thereby acquired a working interest in the wells in which the Partnership acquired a working interest, the acquired working interest being parallel to the working interest of the Partnership and the investor partners.  The officers’ percentage in each well is proportionate to the Partnership’s working interest among all of the Partnership’s wells based upon the officers’ investment amount.  PDC may also sell working interests in these wells, also prior to the funding of the Partnership, to other parties unaffiliated with PDC.  The aggregate ownership percentage of these executive officers ranges from .0166% to .021% of each well in the Partnership.  The Board believes that having the executive officers invest in wells with PDC and other investor partners helps to create a commonality of interests much like share ownership creates a commonality of interests between the shareholders and executive officers.

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of the Partnership.  The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Partnership maintains substantially all of its cash and cash equivalents in a bank account at one financial institution.  Prior to October 3, 2008, the balance in the Partnership’s account was insured by Federal Deposit Insurance Corporation, or FDIC, up to $100,000.  As a result of the Emergency Economic Stability Act, the FDIC limit was raised to $250,000 effective October 3, 2008 through December 31, 2009 and subsequently extended through December 31, 2013.  At times, the Partnership’s account balance may exceed FDIC limits.  The Partnership has not experienced losses in any such accounts and limits its exposure to credit loss by placing its cash and cash equivalents with high-quality financial institutions.

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

As of December 31, 2008 and 2007, the Partnership did not record an allowance for doubtful accounts.  Historically, neither PDC nor any of the other partnerships managed by the Partnership’s Managing General Partner have experienced significant losses on accounts receivable.  The Managing General Partner periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of its customers.  The Partnership did not incur any losses on accounts receivable for the years ended December 31, 2008 and 2007.

Due from (to) Managing General Partner – Other, net

The Managing General Partner transacts business on behalf of the Partnership.  Other than oil and natural gas revenues which have not been received by the Managing General Partner at the balance sheet date and the Partnership’s portion of unexpired derivatives instruments, which are included in separate balance sheet captions, all other unsettled transactions with PDC and its affiliates are recorded net on the balance sheet under the caption “Due from (to) Managing General Partner – other, net” and are more fully described in Note 3, Transactions with Managing General Partner and Affiliates.  In addition, certain amounts recorded by the Partnership as assets in the account “Due from (to) Managing General Partner – other, net” include amounts that are being held as restricted cash by the Managing General Partner, on behalf of the Partnership for which PDC serves as Managing General Partner.

Additionally, certain amounts recorded by the Partnership as liabilities in the account “Due from (to) Managing General Partner-other, net” were funded by the Managing General Partner and are currently held in escrow for distribution to litigants, which represents unpaid royalties on Partnership production through 2008 which will be deducted from future Partner distributions.  These amounts, which total approximately $173,000 including legal fees of approximately $12,000 as of December 31, 2008, represent the Partnership’s share of the court approved royalty litigation settlement, more fully described in Note 9, Commitments and Contingencies.

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

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Financial Statements

Inventories

Oil inventories are stated at the lower of average lifting cost or market, and are removed at carrying value.

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

Partnership estimates of proved reserves are based on quantities of oil and gas that engineering and geological analysis demonstrates, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic conditions. Independent petroleum engineers prepare the annual reserve and economic evaluation of all properties on a well-by-well basis.  Additionally, the Partnership adjusts oil and gas reserves for major well rework or abandonment during the year as needed. The process of estimating and evaluating oil and gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, revisions in existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent our most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates over time. Because estimates of reserves significantly affect our depreciation, depletion, and amortization (“DD&A”) expense, a change in the Partnership’s estimated reserves could have an effect on the Partnership’s net income.

In accordance with Statement of Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership assesses its proved oil and gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated production based upon prices at which the Partnership reasonably estimates the commodity to be sold.  The estimates of future prices may differ from current market prices of oil and natural gas.  Downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs could result in a triggering event and therefore a possible impairment of the Partnership’s oil and natural gas properties.  If net capitalized costs exceed undiscounted future net cash flows, impairment is based on estimated fair value utilizing a future discounted cash flow analysis and is measured by the amount by which the net capitalized costs exceed their fair value.  Due to the significant reduction in oil and natural gas prices during the fourth quarter of 2008 and the availability of new reserve information, the Partnership reviewed its proved oil and natural gas properties for impairment at December 31, 2008. The Partnership did not incur any impairment loss as a result of this review.

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Financial Statements

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

The Partnership’s crude oil production is sold to purchasers at or near the Partnership’s wells under short-term purchase contracts at prices and in accordance with arrangements that are customary in the oil industry.  The Partnership sold natural gas and oil to three primary customers, DCP Midstream LP (“DCP”), Teppco Crude Oil, LP (“Teppco”) and Williams Production RMT (“Williams”), which accounted for 10%, 28% and 62%, respectively, of the Partnership’s total natural gas and oil sales for the year ended December 31, 2008.  These same three customers accounted for 14%, 29% and 57%, respectively, of the Partnership’s total natural gas and oil sales for the year ended December 31, 2007.

The Partnership presents any taxes collected from customers and remitted to a government agency on a net basis in its statements of operations in accordance with EITF 06-3, How Taxes Collected from Customers and Remitted to Governments Should be Presented in the Income Statement.

Asset Retirement Obligations

The Partnership applies the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board, or FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, and accounts for asset retirement obligations by recording the fair value of its plugging and abandonment obligations when incurred, which is at the time the well is completely drilled.  Upon initial recognition of an asset retirement obligation, the Partnership increases the carrying amount of the long-lived asset by the same amount as the liability.  Over time, the asset retirement obligations are accreted, over the estimated life of the related asset, for the change in their present value.  The initial capitalized costs are depleted over the useful lives of the related assets, through charges to DD&A expense.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations.  See Note 8, Asset Retirement Obligations for a reconciliation of asset retirement obligation activity.

Derivative Financial Instruments

The Partnership accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended.

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Financial Statements

During 2008 and 2007, none of the Partnership’s derivative instruments qualified for use of hedge accounting under the provisions of SFAS No. 133.  Accordingly, the Partnership recognizes all derivative instruments as either assets or liabilities on its balance sheets at fair value, and changes in the derivatives' fair values are recorded on a net basis in the Partnership’s statements of operations.  Changes in the fair value of derivative instruments related to the Partnership’s oil and gas sales activities are recorded in “Oil and gas price risk management, gain (loss), net.”

See Note 4, Derivative Financial Instruments, and Note 5, Fair Value of Financial Instruments, for a discussion of the Partnership’s derivative fair value measurements and a summary fair value table of open positions as of December 31, 2008 and 2007.

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Financial Statements

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

Recently Adopted Accounting Standards

The Partnership adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures related to fair value measurements. SFAS No. 157 applies broadly to financial and nonfinancial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements, but does not expand the application of fair value accounting to any new circumstances.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 by one year (to January 1, 2009) for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and liabilities for which the Partnership has not applied the provisions of SFAS No. 157 include those initially measured at fair value, including the Partnership’s asset retirement obligations.  As of the adoption date, the Partnership has applied the provisions of SFAS No. 157 to its recurring measurements and the impact was not material to the Partnership’s underlying fair values and no amounts were recorded relative to the cumulative effect of a change in accounting principle.  The Partnership is currently evaluating the potential effect that the nonfinancial assets and liabilities provisions of SFAS No. 157 will have on its financial statements when adopted in 2009.  See Note 5, Fair Value of Financial Instruments.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active, which applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP clarifies the application of SFAS No. 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance and did not have a material impact on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure, at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The statement became effective for the Partnership on January 1, 2008.  The Partnership has not and does not intend to measure additional financial assets and liabilities at fair value.

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Financial Statements

In April 2007, the FASB issued FASB Interpretation (“FIN”) No. 39-1, Amendment of FASB Interpretation No. 39,  to amend certain portions of Interpretation 39.  FIN 39-1 replaces the terms “conditional contracts” and “exchange contracts” in Interpretation 39 with the term “derivative instruments” as defined in Statement 133.  FIN 39-1 also amends Interpretation 39 to allow for the offsetting of fair value amounts for the right to reclaim cash collateral or receivable, or the obligation to return cash collateral or payable, arising from the same master netting arrangement as the derivative instruments.  FIN 39-1 applies to fiscal years beginning after November 15, 2007, with early adoption permitted.  The January 1, 2008 adoption of FSP FIN 39-1 had no impact on the Partnership’s financial statements.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS No. 141(R)”).  FAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values.  FAS No. 141(R) also requires disclosure of the information necessary for investors and other users to evaluate and understand the nature and financial effect of the business combination.  Additionally, FAS No. 141(R) requires that acquisition-related costs be expensed as incurred.  The provisions of FAS No. 141(R) will become effective for acquisitions completed on or after January 1, 2009; however, the income tax provisions of FAS No. 141(R) will become effective as of that date for all acquisitions, regardless of the acquisition date.  FAS No. 141(R) amends FAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  FAS No. 141(R) further amends FAS No. 109 and FIN No. 48, Accounting for Uncertainty in Income Taxes, to require, subsequent to a prescribed measurement period, changes to acquisition-date income tax uncertainties to be reported in income from continuing operations and changes to acquisition-date acquiree deferred tax benefits to be reported in income from continuing operations or directly in contributed capital, depending on the circumstances.  In April 2009, the FASB issued FSP FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”), amending the guidance of FAS No. 141(R) to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated and if not, the asset and liability would generally be recognized in accordance with FAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss.  Further, FSP 141(R)-1 requires that certain acquired contingencies be treated as contingent consideration and measured both initially and subsequently at fair value.  The Partnership will adopt the provisions of FAS No. 141(R) and FSP 141(R)-1 effective January 1, 2009, for which the provisions will be applied prospectively in the Partnership’s accounting for future acquisitions, if any.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.  FAS No. 160 states that accounting and reporting for minority interests to be recharacterized as non-controlling interests and classified as a component of equity.  Additionally, FAS No. 160 establishes reporting requirements that provide sufficient disclosures which clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  The Partnership will adopt the provisions of FAS No. 160 effective January 1, 2009.  The adoption of FAS No. 160 is not expected to have a significant impact on the Partnership’s financial statements.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities.  Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The Partnership will adopt the provisions of FAS No. 161 effective January 1, 2009.  The adoption of FAS No. 161 is not expected to have a significant material impact on the Partnership’s financial statements.  See Note 4, Derivative Financial Instruments.

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Financial Statements

Recently Issued Accounting Standards

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

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Financial Statements

Note 3 - Transactions with Managing General Partner and Affiliates

The Managing General Partner transacts business on behalf of the Partnership.  Revenues and other cash inflows received on behalf of the Partnership are distributed to the Partners net of (after deducting) corresponding operating costs and other cash outflows incurred on behalf of the Partnership.  The fair value of the Partnership’s portion of unexpired derivative instruments is recorded on the balance sheet under the captions “Due from Managing General Partner–derivatives” in the case of net unrealized gains or “Due to Managing General Partner–derivatives” in the case of net unrealized losses.  Realized gains or losses that have not yet been distributed to the Partnership are included in the balance sheet captions “Due from Managing General Partner-other, net” or “Due to Managing General Partner-other, net,” respectively.  Undistributed realized gains amounted to $524,635 and $44,481 as of December 31, 2008 and 2007, respectively.  Undistributed oil and natural gas revenues collected by the MGP from the Partnership’s customers of $405,644 and $425,307 as of December 31, 2008 and 2007, respectively, are included in the balance sheet caption “Due from Managing General Partner - other, net.”  All other unsettled transactions between the Partnership and the Managing General Partner are recorded net on the balance sheet under the caption “Due to or from Managing General Partner – other, net.”

The following table presents transactions with the Managing General Partner and its affiliates for years ended December 31, 2008 and 2007.

	Year Ended
	December 31, 2008	December 31, 2007

Well charges (1)	194,636	197,645
Supplies and maintenance (2)	662,745	1,169,569
Gathering, compression and processing fees (3)	137,116	174,403
Direct costs - general and administrative (4)	216,716	183,820
Cash distributions (5)	744,556	658,238

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

(1)      Under the D& O Agreement, the Managing General Partner, as operator of the wells, receives the following from the Partnership when the wells begin producing:

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

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Financial Statements

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

(5)      The Agreement provides for the allocation of cash distributions 80% to the Investor Partners and 20% to the Managing General Partner.  The cash distributions during 2008 and 2007 include $62,087 and $12,202, respectively, for Investor Partner units repurchased by PDC. For additional disclosure regarding the allocation of cash distributions, refer to Note 6, Partners’ Equity and Cash Distributions.

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

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Financial Statements

Concentration of Credit Risk. A significant portion of the Partnership’s liquidity is concentrated in derivative instruments that enables the Partnership to manage a portion of its exposure to price volatility from producing oil and natural gas.  These arrangements expose the Partnership to credit risk.  These contracts consist of swaps, basis protection swaps and collars.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Managing General Partner, which in turn owes the Partnership, thus creating repayment risk from counterparties.  The Managing General Partner seeks to diversify counterparty exposure by entering into transactions with high-quality counterparties including two investment grade financial institutions.  The Managing General Partner has evaluated the credit risk of the Partnership’s assets from counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on this evaluation, the Managing General Partner has determined that the impact of the nonperformance of counterparties on the fair value of the Partnership’s derivative instruments is insignificant.  The Managing General Partner has experienced no counterparty defaults during the years ended December 31, 2008 and 2007 and no valuation allowance has been recorded by the Partnership.  However, the recent disruption in the credit market has had a significant impact on a number of financial institutions.  The Managing General Partner believes that its procedures are sufficient and customary but no amount of analysis can guarantee performance in these uncertain times.

Risk Management Strategies.  The Partnership’s results of operations and operating cash flows are affected by changes in market prices for oil and natural gas.  To mitigate a portion of the exposure to adverse market changes, the Managing General Partner has entered into various derivative instruments. As of December 31, 2008, the Partnership’s oil and natural gas derivative instruments were comprised of “swaps” and “collars in addition to “basis protection swaps.”  These instruments generally consist of Colorado Interstate Gas Index, or CIG, based contracts for Colorado gas production and New York Mercantile Exchange, or NYMEX, based contracts for Colorado oil production.  In addition to the swaps, collars and basis protection swaps which remain in effect at June 30, 2009, the Managing General Partner previously utilized “floor” contracts to protect against natural gas and oil price declines in subsequent periods.  Through October 31, 2007, the Partnership’s natural gas derivative instruments were comprised of natural gas floors and collars while its oil derivative instruments were comprised of oil floors.

•
For swap instruments, if the market price is below the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the market price and the fixed contract price from the counterparty.  If the market price is above the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the market price and the fixed contract price to the counterparty.

•
Basis protection swaps are arrangements that guarantee a price differential for natural gas valued at a specified pricing point, or hub.  For CIG basis protection swaps that have a negative pricing differential to NYMEX, PDC as Managing General Partner receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.

•
Collars contain a fixed floor price (put) and ceiling price (call).  If the market price exceeds the fixed call strike price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the call strike price and market price to the counterparty.  If the market falls below the fixed put strike price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the put strike price and market price from the counterparty.  If the market price is between the call and the put strike price, no payments are due from either party.

•
Floors contain a floor price (put) whereby PDC, as Managing General Partner, receives the market price from the purchaser and the difference between the market price and floor price from the counterparty if the commodity market price falls below the floor strike price, but receives no payment when the commodity market price exceeds the floor price.

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Financial Statements

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

Valuation of a contract’s fair value is performed internally.  While the Managing General Partner uses common industry practices to develop the Partnership’s valuation techniques, changes in pricing methodologies or the underlying assumptions could result in different fair values.  At December 31, 2008 and 2007, the Partnership had the following asset and liability positions related to its open commodity-based derivative instruments for a portion of the Partnership’s oil and natural gas production.

	December 31,
	2008	2007

Derivative net assets (liabilities)
Oil and gas sales activities:
Fixed-price natural gas swaps	$634,560	$-
Natural gas collars	681,017	33,463
Natural gas basis protection swaps	(134,319)	-
Natural gas floors	-	726
Fixed-price oil swaps	599,570	(124,497)

Estimated net fair value of derivative instruments	$1,780,828	$(90,308)

At December 31, 2008 and 2007, the maximum term for the derivative positions listed above is 60 months and 12 months, respectively.

The following table identifies the fair value of commodity based derivatives as classified in the Partnership’s balance sheets:

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Financial Statements

	December 31,
	2008	2007
Classification in the Balance Sheets
Fair value of current assets Due from Managing General Partner-derivatives	$1,425,088	$36,066

Fair value of other assets-long term Due from Managing General Partner-derivatives	490,059	-
	1,915,147	36,066

Fair value of current liabilities Due to Managing General Partner-derivatives	-	126,374

Fair value of other liabilities-long term Due to Managing General Partner-derivatives	134,319	-

Net fair value of commodity based derivatives- asset (liability)	$1,780,828	$(90,308)

The following table identifies the changes in the fair value of commodity based derivatives as reflected in the Partnership’s statements of operations:

	Years Ended
	2008	2007
Realized gains (losses)
Oil	$(58,908)	$(6,395)
Natural Gas	214,762	256,181
Total realized gain, net	$155,854	$249,786
Unrealized gain (loss)	1,871,136	(491,091)
Oil and gas price risk management, gain (loss), net	$2,026,990	$(241,305)

Note 5- Fair Value of Financial Instruments

Derivative Financial Instruments

Determination of fair value.  The Partnership measures fair value based upon quoted market prices, where available.  The Managing General Partner’s valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information, and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The Managing General Partner’s valuation determination also gives consideration to the nonperformance risk on Partnership liabilities in addition to nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses two investment grade financial institutions as counterparties to its derivative contracts.  The Managing General Partner has evaluated the credit risk of the Partnership’s derivative assets from counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  The Managing General Partner has determined based on this evaluation, that the impact of counterparty non-performance on the fair value of the Partnership’s derivative instruments is insignificant for the Partnership.  Thus, no valuation allowance has been recorded by the Partnership as of December 31, 2008.  Furthermore, while the Managing General Partner believes these valuation methods are appropriate and consistent with that used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Financial Statements

Valuation hierarchy.  SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3).  In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy.  The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy.  Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.  The three levels of inputs that may be used to measure fair value are defined as:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in inactive markets, (iii) inputs other than quoted prices that are observable for the asset or liability and (iv) inputs that are derived from observable market data by correlation or other means.

Level 3 – Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.  Instruments included in Level 3 consist of Partnership commodity derivatives for CIG based natural gas swaps, NYMEX based oil swaps, natural gas fixed-price floor and ceiling price collars and natural gas basis protection swaps.

SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy and requires a separate reconciliation of fair value measurements categorized as Level 3.  The following table presents the Partnership’s assets and liabilities for each hierarchy level, including both current and non-current portions, measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets:.
Commodity based derivatives	$-	$-	$1,915,147	$1,915,147
Total assets	-	-	1,915,147	1,915,147

Liabilities:
Commodity based derivatives	-	-	-	-
Basis protection derivative contracts	-	-	(134,319)	(134,319)
Total liabilities	-	-	(134,319)	(134,319)

Net fair value of derivatives	$-	$-	$1,780,828	$1,780,828

The table below sets forth a reconciliation of our Level 3 fair value measurements in which derivative asset and liability fair values are presented on a “net” basis.  See Note 4, Derivative Financial Instruments for additional disclosure.

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Financial Statements

Year ended
December 31, 2008
Fair value, net asset (liability), beginning of year	$(90,308)
Realized and unrealized gains (losses) included in oil and gas price risk management gain (loss), net	2,026,990
Purchases, sales, issuances and settlements, net	(155,854)
Fair value, net asset, end of year	$1,780,828

Non-Derivative Financial Instruments

The carrying values of the financial instruments comprising “Cash and cash equivalents,” “Accounts receivable,” “Accounts payable and accrued expenses” and “Due to (from) Managing General Partner-other, net” approximate fair value due to the short-term maturities of these instruments.

Note 6 - Partners’ Equity and Cash Distributions

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

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Financial Statements

Allocation of Partners’ Interest

The table below summarizes the participation of the Investor Partners and the Managing General Partner in the revenues and costs of the Partnership.

	Investor Partners	Managing General Partner
Partnership Revenue:
Oil and gas sales	80%	20%
Preferred cash distribution (a)	100%	0%
Oil and gas price risk management gain (loss)	80%	20%
Sale of productive properties	80%	20%
Sale of equipment	0%	100%
Sale of undeveloped leases	80%	20%
Interest income	80%	20%

Partnership Costs:
Organization costs (b)	0%	100%
Broker-dealer commissions and expenses/syndication costs (b)	100%	0%
Cost of oil and gas properties: (c)
Undeveloped lease costs	0%	100%
Tangible well costs	0%	100%
Intangible drilling costs	100%	0%
Other costs and expenses:
Management fee (d)	100%	0%
Production and operating costs (e)	80%	20%
Depreciation, depletion and amortization expense	80%	20%
Accretion of asset retirement obligations	80%	20%
Direct costs - general and administrative (f)	80%	20%

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

(f)
The Managing General Partner receives monthly reimbursement from the Partnership for direct costs – general and administrative costs incurred by the Managing General Partner on behalf of the Partnership.

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Financial Statements

The following table presents the allocation of net income to the Investor Partners and the Managing General Partner for each of the periods presented.

	Year ended December 31,
	2008	2007

Net income allocated to Investor Partners 80% of Net Income allocable to the Partners	$2,925,061	$62,463

Net income allocated to Managing General Partner 20% of Net Income allocable to the Partners	731,265	249,850

Net income allocated to Partners	$3,656,326	$312,313

Performance Standard Obligation of Managing General Partner

The Agreement provides for the enhancement of investor cash distributions if the Partnership does not meet a performance standard defined in the Agreement during the first 10 years of operations beginning 6 months after the close of the Partnership.  In general, if the average annual rate of return to the Investor Partners is less than 12.5% of their subscriptions, the allocation rate of cash distributions to Investor Partners will increase up to one-half of the Managing General Partner’s interest until the average annual rate increases to 12.5%, with a corresponding decrease to the Managing General Partner.  The 12.5% rate of return is calculated by including the estimated benefit of a 25% income tax savings on the investment in the first year in addition to the cash distributions made to the Investor Partners.  For the years ending December 31, 2008 and 2007, no obligation of the Managing General Partner arose under this provision.

Unit Repurchase Provisions

Investor Partners may request that the Managing General Partner repurchase units at any time beginning with the third anniversary of the first cash distribution of the Partnership.  The repurchase price is set at a minimum of four times the most recent twelve months of cash distributions from production.  The Managing General Partner is obligated to purchase, in any calendar year, Investor Partner units aggregating to 10% of the initial subscriptions if requested by an individual investor partner, subject to its financial ability to do so and upon receipt of opinions of counsel that the repurchase will not cause the Partnership to be treated as a “publically traded partnership” or result in the termination of the Partnership for federal income tax purposes.  Repurchase requests are fulfilled by the Managing General Partner on a first-come, first-served basis.  Unit repurchases were first eligible under the program beginning November 2007.  Prior to the commencement of the repurchase program, individual investor partners periodically offered and PDC repurchased, units on a negotiated basis.

Program repurchases completed in 2008 included first quarter repurchases of 10.50 units at an average price per unit of $7,273 during January and 0.25 units at an average price per unit of $7,320 during February.  Second quarter repurchases were comprised of April 2008 repurchases of 0.25 units at an average price of $6,060 per unit and May 2008 repurchases of 0.5 units at an average price of $5,970 per unit.  July 2008 third quarter repurchases totaled 4.0 units repurchased at an average price of $5,663 per unit.  There were no fourth quarter repurchases in 2008.  In the first quarter of 2009, January repurchases totaled 1.25 units at an average price of $6,776 per unit, February repurchases totaled 4.25 units at an average price of $7,356 per unit, and March repurchases totaled 5.00 units at an average price of $7,457 per unit.  In the second quarter of 2009, April repurchases totaled 9.75 units at an average price of $7,398 per unit and 1 unit was repurchased in May at an average price of $7,790 per unit.  There were no units repurchased in June 2009.

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Financial Statements

Cash Distributions

The Agreement requires the Managing General Partner to distribute cash available for distribution not less frequently than quarterly.  The Managing General Partner will determine and distribute, if funds are available for distribution, cash on a monthly basis.  The Managing General Partner will make cash distributions of 80% to the Investor Partners and 20% to the Managing General Partner throughout the term of the Partnership.  The Partnership has paid cash distributions each month since November 2004.  Distributions for the years ended December 31, 2008 and 2007 were $3,412,352, and $3,259,354, respectively.

Note 7 - Oil and Gas Properties

The Partnership is engaged solely in oil and natural gas activities, all of which are located in the continental United States.  Drilling operations began upon funding on April 30, 2004 with advances made to the Managing General Partner for all planned drilling and completion costs for the Partnership by December 31, 2004.  Costs capitalized for these activities at December 31, 2008 and 2007 are as follows:

	2008	2007

Leasehold costs	$771,136	$771,136
Development costs	31,453,671	31,510,459
Oil and gas properties, successful efforts method	32,224,807	32,281,595
Less: accumulated depreciation,
depletion and amortization	(13,383,328)	(11,499,237)
Oil and gas properties, net	$18,841,479	$20,782,358

Included in Development Costs is the estimated costs associated with the Partnership’s asset retirement obligations discussed in Note 8, Asset Retirement Obligations.

Note 8 - Asset Retirement Obligations

Changes in the carrying amount of asset retirement obligations associated with the Partnership’s working interest in oil and natural gas properties are as follows:

	2008	2007

Balance at beginning of year	$216,856	$205,064
Accretion expense	12,468	11,792
Balance at end of year	$229,324	$216,856

If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost.

Note 9 - Commitments and Contingencies

Royalty Settlement.  On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Managing General Partner in the District Court, Weld County, Colorado alleging that the Managing General Partner underpaid royalties on natural gas produced from wells operated by the Managing General Partner in parts of the State of Colorado (the “Droegemueller Action”).  The plaintiff sought declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by us pursuant to leases.  The Managing General Partner removed the case to Federal Court on June 28, 2007.  On October 10, 2008, the court preliminarily approved a settlement agreement between the plaintiffs and the Managing General Partner, on behalf of itself and the Partnership.  Although the Partnership was not named as a party in the suit, the lawsuit states that it relates to all wells operated by the Managing General Partner, which includes a majority of the Partnership’s 26 wells in the Wattenberg field.  The portion of the settlement relating to the Partnership’s wells for all periods through December 31, 2008 that has been expensed by the Partnership is approximately $173,000, including legal costs of approximately $12,000.  Such moneys, on behalf of the Partnerships, were deposited in an escrow account on November 3, 2008.  The Managing General Partner believes that the amount accrued is adequate to satisfy this obligation.  Notice of the settlement was mailed to members of the class action suit in the fourth quarter of 2008.  The final settlement was approved by the court on April 7, 2009.  Distributions from the escrow to the royalty owners were made on July 10, 2009.

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Financial Statements

Stormwater Permit.  On December 8, 2008, the Managing General Partner received a Notice of Violation /Cease and Desist Order (the “Notice”) from the Colorado Department of Public Health and Environment, related to the stormwater permit for the Garden Gulch Road.  The Managing General Partner manages this private road for Garden Gulch LLC.  The Managing General Partner is one of four equal owners of Garden Gulch LLC, all of which are oil and gas companies operating in the Piceance Basin in Colorado.  The Partnership has 11 wells in this region.  The Notice alleges a deficient and/or incomplete stormwater management plan, failure to implement best management practices and failure to conduct required permit inspections.  The Notice requires corrective action and states that the recipient shall cease and desist such alleged violations.  The Notice states that a violation could result in civil penalties up to $10,000 per day.  The Managing General Partner’s responses were submitted on February 6, 2009, and April 8, 2009.  Given the preliminary stage of this proceeding and the inherent uncertainty in administrative actions of this nature, the Managing General Partner is unable to predict the ultimate outcome of this administrative action at this time.

Derivative Contracts.  The Partnership is exposed to oil and natural gas price fluctuations on underlying sales contracts should the counterparties to the Managing General Partner’s derivative instruments not perform.  Nonperformance is not anticipated.  The Managing General Partner has had no counterparty default losses to date.

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Financial Statements

Costs Incurred in Oil and Natural Gas Property Development Activities

During 2008, the Partnership received a $73,440 refund from the State of Colorado for state sales taxes charged during 2005 and 2006 on well tubing and casing purchases during the Partnership’s drilling operations, which have subsequently been determined to be tax-exempt.  The refund has been accounted for as a reduction of the costs of oil and gas properties previously capitalized.  The Partnership periodically invests in equipment which supports enhanced hydrocarbon recovery, treatment, delivery and measurement or environmental protection which totaled approximately $17,000 in 2008.

Net Proved Oil and Natural Gas Reserves

Our proved oil and natural gas reserves have been estimated by independent petroleum engineers. Ryder Scott Company, L.P. prepared Partnership reserve reports estimating proved reserves at December 31, 2008 and 2007. These reserve estimates have been prepared in compliance with professional standards and the reserves definitions prescribed by the SEC.

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

The following Partnership reserve estimates present the estimate of the proved gas and oil reserves and net cash flows of the Partnership’s properties all of which are located in the United States.  The Managing General Partner’s management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing gas and oil properties.  Accordingly, the estimates are expected to change as future information becomes available.

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Financial Statements

Below are the net quantities of net proved reserves of the Partnership’s properties as of December 31, 2008 and 2007.

	Oil (MBbl)
	2008	2007
Proved reserves:
Beginning of year	313	377
Revisions of previous estimates	82	(41)
Production	(17)	(23)
End of Year, December 31	378	313

	Gas (MMcf)
	2008	2007
Proved reserves:
Beginning of year	8,434	8,707
Revisions of previous estimates	801	364
Production	(571)	(637)
End of Year, December 31	8,664	8,434

	As of December 31,
Proved Developed Reserves	2008	2007

Oil (MBbl)	75	147
Natural Gas (MMcf)	6,430	7,512

Definitions used throughout Supplemental Oil and Gas Information - Unaudited:
•	Bbl – One barrel or 42 U.S. gallons liquid volume
•	MBbl – One thousand barrels
•	Mcf – One thousand cubic feet
•	Mcfe – One thousand cubic feet of gas equivalents, based on a ratio of 6 Mcf for each barrel of oil, which reflects the relative energy content
•	MMcf – One million cubic feet
•	MMcfe – One million cubic feet of gas equivalents

At December 31, 2008, the Partnership’s estimated proved oil and natural gas reserves experienced a net upward revision of previous estimates of 82 MBbls of oil and 801 MMcfs of natural gas, respectively.  This net revision is the result of an upward revision of proved undeveloped reserves amounting to approximately 137 MBbls of oil and 1,312 MMcfs of natural gas, partially offset by a downward revision of proved developed producing reserves amounting to approximately 55 MBbls of oil and 511 MMcfs of natural gas, respectively.  The downward revision to proved developed producing reserves was primarily due to reduced economics resulting from significantly lower year-end oil and natural gas prices and higher per-well operating costs at December 31, 2008.  The upward revision to proved undeveloped reserves was due primarily to an increase in the production curve based upon a detailed analysis of the results of the Codell zone refractures in the Wattenberg Field performed by PDC, the Managing General Partner, over the last several years.

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

Notes to Financial Statements

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

	As of December 31,
	2008	2007
	(in thousands)

Future estimated revenues	$55,299	$80,984
Future estimated production costs	(19,954)	(23,494)
Future estimated development costs	(5,063)	(4,497)
Future net cash flows	30,282	52,993
10% annual discount for estimated timing of cash flows	(15,021)	(25,727)
Standardized measure of discounted future estimated net cash flows	$15,261	$27,266

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
	(in thousands)

Sales of oil and gas production, net of production costs	$(3,652)	$(2,664)
Net changes in prices and production costs	(12,142)	10,775
Revisions of previous quantity estimates	2,336	(636)
Accretion of discount	2,505	1,779
Timing and other	(1,052)	(1,762)
Net change	$(12,005)	$7,492

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

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Financial Statements

The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period.  The average December 31 price used for each commodity at December 31, 2008 and 2007 is presented below.

As of December 31,	Oil (per Bbl)	Gas (per Mcf)
2008	$38.17	$4.72
2007	79.99	6.64

Index

PDC 2004-A LIMITED PARTNERSHIP

Condensed Quarterly Balance Sheets
(Unaudited)

	As of
	March 31,	June 30,	September 30,	December 31,
Assets	2008	2008	2008	2008*

Current assets:
Cash and cash equivalents	$73,964	$76,892	$82,359	$156,423
Accounts receivable	486,827	688,357	369,858	235,980
Accounts receivable - other	-	73,440	73,440	-
Oil inventory	45,728	51,648	35,396	34,071
Due from Managing General Partner-derivatives	14,108	-	737,839	1,425,088
Due from Managing General Partner-other, net	1,374,567	1,356,853	1,945,716	1,547,149
Total current assets	1,995,194	2,247,190	3,244,608	3,398,711

Oil and gas properties, successful efforts method	32,273,366	32,201,726	32,205,944	32,224,807
Less: Accumulated depreciation, depletion and amortization	(11,889,464)	(12,331,551)	(12,801,935)	(13,383,328)
Oil and gas properties, net	20,383,902	19,870,175	19,404,009	18,841,479

Due from Managing General Partner-derivatives	20,974	-	347,855	490,059
Other assets	1,755	6,898	12,043	17,186
Total noncurrent assets	20,406,631	19,877,073	19,763,907	19,348,724

Total Assets	$22,401,825	$22,124,263	$23,008,515	$22,747,435

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$102,439	$160,490	$147,597	$58,234
Due to Managing General Partner-derivatives	389,368	1,270,954	124,497	-
Total current liabilities	491,807	1,431,444	272,094	58,234

Due to Managing General Partner-derivatives	78,921	524,504	128,921	134,319
Asset retirement obligations	219,973	223,090	226,207	229,324
Total liabilities	790,701	2,179,038	627,222	421,877

Partners' equity:
Managing General Partner	4,328,065	3,994,886	4,482,100	4,470,953
Limited Partners - units issued and outstanding	17,283,059	15,950,339	17,899,193	17,854,605
Total Partners' equity	21,611,124	19,945,225	22,381,293	22,325,558

Total Liabilities and Partners' Equity	$22,401,825	$22,124,263	$23,008,515	$22,747,435

* Derived from audited financial statements.

See accompanying notes to unaudited condensed quarterly financial statements.

Index

PDC 2004-A LIMITED PARTNERSHIP

Condensed Quarterly Balance Sheets
(Unaudited)

	As of
	March 31,	June 30,	September 30,	December 31,
Assets	2007	2007	2007	2007*

Current assets:
Cash and cash equivalents	$59,643	$64,788	$70,057	$70,053
Accounts receivable	517,854	531,263	320,625	415,038
Due from Managing General Partner-derivatives	314,288	343,009	294,050	36,066
Due from Managing General Partner-other, net	1,487,487	1,169,246	1,420,924	1,026,716
Total current assets	2,379,272	2,108,306	2,105,656	1,547,873

Oil and gas properties, successful efforts method	32,281,595	32,281,595	32,281,595	32,281,595
Less: Accumulated depreciation, depletion and amortization	(10,084,987)	(10,630,914)	(11,127,530)	(11,499,237)
Oil and gas properties, net	22,196,608	21,650,681	21,154,065	20,782,358

Due from Managing General Partner-derivatives	-	93,331	21,700	-
Due from Managing General Partner-other, net	51,711	98,814	136,972	136,972
Total noncurrent assets	22,248,319	21,842,826	21,312,737	20,919,330

Total Assets	$24,627,591	$23,951,132	$23,418,393	$22,467,203

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$121,267	$112,544	$89,382	$42,389
Due to Managing General Partner-derivatives	97,111	72,597	25,572	126,374
Total current liabilities	218,378	185,141	114,954	168,763

Due to Managing General Partner-derivatives	-	50,145	7,569	-
Asset retirement obligations	208,012	210,960	213,908	216,856
Total liabilities	426,390	446,246	336,431	385,619

Partners' equity:
Managing General Partner	4,840,246	4,706,815	4,622,232	4,422,157
Limited Partners - 1,452 units issued and outstanding	19,360,955	18,798,071	18,459,730	17,659,427
Total Partners' equity	24,201,201	23,504,886	23,081,962	22,081,584

Total Liabilities and Partners' Equity	$24,627,591	$23,951,132	$23,418,393	$22,467,203

* Derived from audited financial statements.

See accompanying notes to unaudited condensed quarterly financial statements.

Index

PDC 2004-A LIMITED PARTNERSHIP

Condensed Quarterly Statement of Operations
(Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Revenues:
Oil and gas sales	$1,142,259	$1,746,216	$1,607,589	$641,620
Oil and gas price risk management (loss) gain, net	(385,788)	(1,703,186)	2,674,485	1,441,479
Total revenues	756,471	43,030	4,282,074	2,083,099

Operating costs and expenses:
Production and operating costs	266,382	459,194	423,912	313,769
Direct costs - general and administrative	12,560	12,719	13,275	178,162
Depreciation, depletion and amortization	390,227	442,087	470,384	581,393
Accretion of asset retirement obligations	3,117	3,117	3,117	3,117
Total operating costs and expenses	672,286	917,117	910,688	1,076,441

Income (loss) from operations	84,185	(874,087)	3,371,386	1,006,658

Interest income	18,217	16,811	16,343	16,813

Net income (loss)	$102,402	$(857,276)	$3,387,729	$1,023,471

Net income (loss) allocated to partners	$102,402	$(857,276)	$3,387,729	$1,023,471
Less: Managing General Partner interest in net income (loss)	20,480	(171,455)	677,546	204,694
Net income (loss) allocated to Investor Partners	$81,922	$(685,821)	$2,710,183	$818,777

Net income (loss) per Investor Partner unit	$56	$(472)	$1,867	$564

Investor Partner units outstanding	1,451.54	1,451.54	1,451.54	1,451.54

 See accompanying notes to unaudited condensed quarterly financial statements

Index

PDC 2004-A LIMITED PARTNERSHIP

Condensed Quarterly Statements of Operations
(Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Revenues:
Oil and gas sales	$1,356,772	$1,235,848	$1,001,157	$840,342
Oil and gas price risk management (loss) gain, net	(190,128)	172,779	111,493	(335,449)
Total revenues	1,166,644	1,408,627	1,112,650	504,893

Operating costs and expenses:
Production and operating costs	506,708	544,341	316,385	402,793
Direct costs - general and administrative	-	147,543	-	36,277
Depreciation, depletion and amortization	586,326	545,927	496,616	371,707
Accretion of asset retirement obligations	2,948	2,948	2,948	2,948
Total operating costs and expenses	1,095,982	1,240,759	815,949	813,725

Income (loss) from operations	70,662	167,868	296,701	(308,832)

Interest expense
Interest income	22,726	21,216	21,176	20,796

Net income (loss)	$93,388	$189,084	$317,877	$(288,036)

Net income (loss) allocated to partners	$93,388	$189,084	$317,877	$(288,036)
Less: Managing General Partner interest in net income (loss)	18,678	37,816	63,576	(57,607)
Net income (loss) allocated to Investor Partners	$74,710	$151,268	$254,301	$(230,429)

Net income (loss) per Investor Partner unit	$51	$104	$175	$(159)

Investor Partner units outstanding	1,451.54	1,451.54	1,451.54	1,451.54

See accompanying notes to unaudited condensed quarterly financial statements.

Index

PDC 2004-A LIMITED PARTNERSHIP

Condensed Interim Statements of Cash Flows
(Unaudited)

	Three	Six	Nine
	Months Ended	Months Ended	Months Ended
	March 31,	June 30,	September 30,
	2008	2008	2008
Cash flows from operating activities:
Net income (loss)	$102,402	$(754,874)	$2,632,855
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	390,227	832,314	1,302,698
Accretion of asset retirement obligations	3,117	6,234	9,351
Unrealized loss (gain) on derivative transactions	342,899	1,705,150	(922,584)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(71,789)	(273,319)	45,180
Increase in accounts receivable - other	-	(73,440)	(73,440)
Increase in oil inventory	(45,728)	(51,648)	(35,396)
Increase in other assets	(1,755)	(6,898)	(12,043)
Increase in accounts payable and accrued expenses	60,050	118,101	105,208
Decrease in due from/to Managing General Partner, net	(210,879)	(193,165)	(782,028)
Net cash provided by operating activities	568,544	1,308,455	2,269,801

Cash flows from investing activities:
Capital expenditures for oil and gas properties	8,229	6,429	2,211
Proceeds from Colorado tax refund on oil and gas properties	-	73,440	73,440
Net cash provided by investing activities	8,229	79,869	75,651

Cash flows from financing activities:
Distributions to Partners	(572,862)	(1,381,485)	(2,333,146)
Net cash used in financing activities	(572,862)	(1,381,485)	(2,333,146)

Net increase in cash and cash equivalents	3,911	6,839	12,306
Cash and cash equivalents, beginning of period	70,053	70,053	70,053
Cash and cash equivalents, end of period	$73,964	$76,892	$82,359

 See accompanying notes to unaudited condensed quarterly financial statements.

Index

PDC 2004-A LIMITED PARTNERSHIP

Condensed Interim Statements of Cash Flows
(Unaudited)

	Three	Six	Nine
	Months Ended	Months Ended	Months Ended
	March 31,	June 30,	September 30,
	2007	2007	2007
Cash flows from operating activities:
Net income	$93,388	$282,472	$600,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	586,326	1,132,253	1,628,869
Accretion of asset retirement obligations	2,948	5,896	8,844
Unrealized loss on derivative transactions	183,606	87,185	118,174
Changes in operating assets and liabilities:
Decrease in accounts receivable	344,803	331,394	542,032
Increase in accounts payable and accrued expenses	117,093	108,370	85,208
Increase in due from/to Managing General Partner, net	(400,532)	(129,394)	(419,230)
Net cash provided by operating activities	927,632	1,818,176	2,564,246

Cash flows from financing activities:
Distributions to Partners	(920,812)	(1,806,211)	(2,547,012)
Net cash used in financing activities	(920,812)	(1,806,211)	(2,547,012)

Net increase in cash and cash equivalents	6,820	11,965	17,234
Cash and cash equivalents, beginning of period	52,823	52,823	52,823
Cash and cash equivalents, end of period	$59,643	$64,788	$70,057

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

Note 2 – Transactions with Managing General Partner and Affiliates

The Managing General Partner transacts business on behalf of the Partnership.  Revenues and other cash inflows received on behalf of the Partnership are distributed to the Partners net of (after deducting) corresponding operating costs and other cash outflows incurred on behalf of the Partnership.  The fair value of the Partnership’s portion of unexpired derivative instruments is recorded on the balance sheet under the captions “Due from Managing General Partner–derivatives” in the case of net unrealized gains or “Due to Managing General Partner–derivatives” in the case of net unrealized losses.  Undistributed oil and natural gas revenues collected by the Managing General Partner from the Partnership’s customers of $820,193, $704,586, $680,533 and $425,307 as of March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007, respectively, and $655,434, $1,057,863, $1,237,736 and $405,644 at March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008, respectively, are included in the balance sheet caption “Due from Managing General Partner – other, net.”  Realized gains or losses that have not yet been distributed to the Partnership are included in the balance sheet caption “Due from Managing General Partner-other, net” or “Due to Managing General Partner-other, net,” respectively.  All other unsettled transactions between the Partnership and the Managing General Partner are also recorded net on the balance sheet under the caption “Due from (to) Managing General Partner – other, net.”

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

The following table presents transactions with the Managing General Partner and its affiliates during the quarters ended March 31, June 30, September 30 and December 31, for the years 2008 and 2007:

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Transaction
Well charges	$51,686	$54,660	$50,246	$38,044
Supplies and maintenance	85,739	206,941	186,041	184,024
Gathering, compression and processing fees	26,518	37,103	40,028	33,467
Direct costs- general and administrative	12,560	12,719	13,275	178,162
Cash distributions*	$124,050	$175,370	$208,590	$236,546

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Transaction
Well charges	$49,241	$49,242	$49,261	$49,901
Supplies and maintenance	332,306	375,762	173,794	287,707
Gathering, compression and processing fees	55,605	53,896	42,106	22,796
Direct costs- general and administrative	-	147,543	-	36,277
Cash distributions*	$184,543	$174,076	$150,894	$148,725

*Cash distributions commenced in November 2004.  Cash distributions include equity cash distributions on Investor Partner units repurchased by PDC.  For the quarters ended March 31, June 30, September 30 and December 31, 2008, cash distributions on repurchased Investor Partner units were $9,478; $13,646; $18,258 and $20,705, respectively.  For the quarters ended March 31, June 30, September 30 and December 31, 2007, cash distributions on repurchased Investor Partner units were $381; $2,829; $2,735 and $6,258, respectively.

Note 3 – Derivative Financial Instruments

The Partnership’s results of operations and operating cash flows are affected by changes in market prices for oil and natural gas.  To mitigate a portion of the exposure to adverse market changes, the Managing General Partner has entered into various derivative instruments. As of December 31, 2008, the Partnership’s oil and natural gas derivative instruments were comprised of “swaps” and “collars” in addition to “basis protection swaps.”  These instruments generally consist of Colorado Interstate Gas Index, or CIG, based contracts for Colorado natural gas production and New York Mercantile Exchange, or NYMEX, based contracts for Colorado oil production.  In addition to the fixed-price swaps, collars and basis protection swaps, which remain in effect at March 31, 2009, the Managing General Partner previously utilized “floor” contracts to reduce the impact of natural gas and oil price declines in subsequent periods.  Through October 31, 2007, the Partnership’s natural gas derivative instruments were comprised of natural gas floors and collars while its oil derivative instruments were comprised of oil “floors.”

•
For swap instruments, if the market price is below the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the market price and the fixed contract price from the counterparty.  If the market price is above the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the market price and the fixed contract price to the counterparty.

•
Basis protection swaps are arrangements that guarantee a price differential for natural gas valued at a specified pricing point, or hub.  For CIG basis protection swaps that have a negative pricing differential to NYMEX, PDC as Managing General Partner receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.

•
Collars contain a fixed floor price (put) and ceiling price (call).  If the market price exceeds the fixed call strike price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the call strike price and market price to the counterparty.  If the market falls below the fixed put strike price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the put strike price and market price from the counterparty.  If the market price is between the call and the put strike price, no payments are due from either party.

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

•
Floors contain a floor price (put) whereby PDC, as Managing General Partner, receives the market price from the purchaser and the difference between the market price and floor price from the counterparty if the commodity market price falls below the floor strike price, but receives no payment when the commodity market price exceeds the floor price.

Valuation of a contract’s fair value is performed internally.  While the Managing General Partner uses common industry practices to develop the Partnership’s valuation techniques, changes in pricing methodologies or the underlying assumptions could result in different fair values.  During 2008 and 2007, at the end of the three month periods noted below, the Partnership had the following asset and liability positions related to its open commodity-based derivative instruments for a portion of the Partnership’s oil and natural gas production.

	As of
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Derivative net assets (liabilities)
Oil and gas sales activities:
Fixed-price natural gas swaps	$(255,261)	$(756,878)	$669,986	$634,560
Natural gas collars	(28,020)	(38,297)	384,154	681,017
Natural gas basis protection swaps	-	-	-	(134,319)
Oil collars	(35,334)	-	-	-
Fixed-price oil swaps	(114,592)	(1,000,283)	(221,864)	599,570

Estimated net fair value of derivative instruments	$(433,207)	$(1,795,458)	$832,276	$1,780,828

	As of
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Derivative net assets (liabilities)
Oil and gas sales activities:
Natural gas collars	$(54,826)	$260,511	$201,257	$33,463
Natural gas floors	270,830	52,927	81,342	726
Oil floors	1,173	160	10	-
Fixed-price oil swaps	-	-	-	(124,497)

Estimated net fair value of derivative instruments	$217,177	$313,598	$282,609	$(90,308)

At December 31, 2008 and 2007, the maximum term for the derivative positions listed above is 60 months and 12 months, respectively.

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

The following table identifies the fair value of commodity based derivatives as classified in the Partnership’s balance sheets:

	Quarter ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Classification in the Balance Sheets
Fair value of current assets Due from Managing General Partner-derivatives	$14,108	$-	$737,839	$1,425,088

Fair value of other assets-long term Due from Managing General Partner-derivatives	20,974	-	347,855	490,059
	35,082	-	1,085,694	1,915,147

Fair value of current liabilities Due to Managing General Partner-derivatives	389,368	1,270,954	124,497	-

Fair value of other liabilities-long term Due to Managing General Partner-derivatives	78,921	524,504	128,921	134,319
	468,289	1,795,458	253,418	134,319

Net fair value of commodity based derivatives- asset (liability)	$(433,207)	$(1,795,458)	$832,276	$1,780,828

	Quarter ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Classification in the Balance Sheets
Fair value of current assets Due from Managing General Partner-derivatives	$314,288	$343,009	$294,050	$36,066

Fair value of other assets-long term Due from Managing General Partner-derivatives	-	93,331	21,700	-
	314,288	436,340	315,750	36,066

Fair value of current liabilities Due to Managing General Partner-derivatives	97,111	72,597	25,572	126,374

Fair value of other liabilities-long term Due to Managing General Partner-derivatives	-	50,145	7,569	-
	97,111	122,742	33,141	126,374

Net fair value of commodity based derivatives- asset (liability)	$217,177	$313,598	$282,609	$(90,308)

The following table identifies the changes in the fair value of commodity based derivatives as reflected in the Partnership’s statements of operations for the three-months ended March 31, June 30, September 30 and December 31 for the years indicated:

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Realized gains (losses)
Oil	$(20,030)	$(72,613)	$(52,472)	$86,207
Natural gas	(22,859)	(268,322)	99,223	406,720
Realized (loss) gain	(42,889)	(340,935)	46,751	492,927
Unrealized (loss) gain	(342,899)	(1,362,251)	2,627,734	948,552
Oil and gas price risk management (loss) gain, net	$(385,788)	$(1,703,186)	$2,674,485	$1,441,479

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Realized gains (losses)
Oil	$(2,604)	$(2,531)	$(510)	$(750)
Natural gas	(3,918)	78,889	142,992	38,218
Realized (loss) gain	(6,522)	76,358	142,482	37,468
Unrealized (loss) gain	(183,606)	96,421	(30,989)	(372,917)
Oil and gas price risk management (loss) gain, net	$(190,128)	$172,779	$111,493	$(335,449)

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

Note 4 – Fair Value of Financial Instruments

Derivative Financial Instruments

The Partnership adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures related to fair value measurements.

Valuation hierarchy.  SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3).  In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy.  The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy.  Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.

SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy and requires a separate reconciliation of fair value measurements categorized as Level 3.  Fair value Level 3 inputs are unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.  Instruments included in Level 3 consist of Partnership commodity derivatives for CIG based natural gas swaps, NYMEX based oil swaps, natural gas fixed-price floor and ceiling price collars and natural gas basis protection swaps.

The following table presents the Partnership’s assets and liabilities for each hierarchy level, including both current and non-current portions, measured at fair value on a recurring basis for the three months ended March 31, June 30, September 30 and December 31, 2008:

	Level 3
	Quarter ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Assets:.
Commodity based derivatives	$35,082	$-	$1,085,694	$1,915,147
Total assets	35,082	-	1,085,694	1,915,147

Liabilities:
Commodity based derivatives	(468,289)	(1,795,458)	(253,418)	-
Basis protection derivative contracts				(134,319)
Total liabilities	(468,289)	(1,795,458)	(253,418)	(134,319)

Net fair value of commodity based derivatives	$(433,207)	$(1,795,458)	$832,276	$1,780,828

The table below sets forth a reconciliation of our Level 3 fair value measurements in which derivative asset and liability fair values are presented on a “net” basis.  See Note 3 for additional disclosure related to the Partnership’s derivative financial instruments.

	Three months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Fair value, net asset (liability), beginning of period	$(90,308)	$(433,207)	$(1,795,458)	$832,276
Realized and unrealized losses included in oil and gas price risk management gain (loss), net	(385,788)	(1,703,186)	2,674,485	1,441,479
Purchases, sales, issuances and settlements, net	42,889	340,935	(46,751)	(492,927)
Fair value, net asset (liability), end of period	$(433,207)	$(1,795,458)	$832,276	$1,780,828

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

The Managing General Partner’s valuation determination also gives consideration to the nonperformance risk on Partnership liabilities.  The Managing General Partner has evaluated the credit risk of the Partnership’s derivative assets from counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  The Managing General Partner has determined based on this evaluation, that the impact of counterparty non-performance on the fair value of the Partnership’s derivative instruments is insignificant for the Partnership.  Thus, no valuation allowance has been recorded by the Partnership in 2008.

Note 5 - Capitalized Costs Relating to Oil and Gas Activities

The Partnership is engaged solely in oil and natural gas activities, all of which are located in the continental United States.  Drilling operations began upon funding on April 30, 2004 with advances made to the Managing General Partner for all planned drilling and completion costs for the Partnership made in December 2004.  Costs capitalized for these activities are as follows:

	As of
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Leasehold costs	$771,136	$771,136	$771,136	$771,136
Development costs	31,502,230	31,430,590	31,434,808	31,453,671
Oil and gas properties, successful efforts method	32,273,366	32,201,726	32,205,944	32,224,807
Less accumulated depreciation, depletion and amortization	(11,889,464)	(12,331,551)	(12,801,935)	(13,383,328)
Oil and gas properties, net	$20,383,902	$19,870,175	$19,404,009	$18,841,479

	As of
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Leasehold costs	$771,136	$771,136	$771,136	$771,136
Development costs	31,510,459	31,510,459	31,510,459	31,510,459
Oil and gas properties, successful efforts method	32,281,595	32,281,595	32,281,595	32,281,595
Less accumulated depreciation, depletion and amortization	(10,084,987)	(10,630,914)	(11,127,530)	(11,499,237)
Oil and gas properties, net	$22,196,608	$21,650,681	$21,154,065	$20,782,358

Note 6 - Commitments and Contingencies

Royalty Settlement.  On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Managing General Partner in the District Court, Weld County, Colorado alleging that the Managing General Partner underpaid royalties on natural gas produced from wells operated by the Managing General Partner in parts of the State of Colorado (the “Droegemueller Action”).  The plaintiff sought declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by us pursuant to leases.  The Managing General Partner removed the case to Federal Court on June 28, 2007.  On October 10, 2008, the court preliminarily approved a settlement agreement between the plaintiffs and the Managing General Partner, on behalf of itself and the Partnership.  Although the Partnership was not named as a party in the suit, the lawsuit states that it relates to all wells operated by the Managing General Partner, which includes a majority of the Partnership’s 26 wells in the Wattenberg field.  The portion of the settlement relating to the Partnership’s wells for all periods through December 31, 2008 is approximately $173,000 including legal costs of approximately $12,000.  Such moneys on behalf of the Partnerships, were deposited in an escrow account on November 3, 2008.  The Managing General Partner believes that the amount accrued is adequate to satisfy this obligation.  Notice of the settlement was mailed to members of the class action suit in the fourth quarter of 2008.  The final settlement was approved by the court on April 7, 2009.  Distributions from the escrow to the royalty owners were made on July 10, 2009.

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

Index

PDC 2004-A LIMITED PARTNERSHIP

Notes to Unaudited Condensed Quarterly Financial Statements

Derivative Contracts.  The Partnership is exposed to oil and natural gas price fluctuations on underlying sales contracts should the counterparties to the Managing General Partner’s derivative instruments not perform.  Nonperformance is not anticipated.  The Managing General Partner has had no counterparty default losses to date.