Form 10-Q
period 2009-06-30
PDC 2004-A Limited Partnership
filed 2009-09-24
CIK 1306757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
or

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

PDC 2004-A Limited Partnership
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
	2009	2008*
Assets

Current assets:
Cash and cash equivalents	$157,916	$156,423
Accounts receivable	174,536	235,980
Oil inventory	16,083	34,071
Due from Managing General Partner-derivatives	1,129,587	1,425,088
Due from Managing General Partner-other, net	1,250,097	1,547,149
Total current assets	2,728,219	3,398,711

Oil and gas properties, successful efforts method, at cost	32,235,015	32,224,807
Less: Accumulated depreciation, depletion and amortization	(14,353,534)	(13,383,328)
Oil and gas properties, net	17,881,481	18,841,479

Due from Managing General Partner-derivatives	79,351	490,059
Other assets	27,474	17,186
Total noncurrent assets	17,988,306	19,348,724

Total Assets	$20,716,525	$22,747,435

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$23,852	$58,234
Due to Managing General Partner-derivatives	97,610	-
Total current liabilities	121,462	58,234

Due to Managing General Partner-derivatives	938,816	134,319
Asset retirement obligations	235,918	229,324
Total liabilities	1,296,196	421,877

Commitments and contingencies

Partners' equity:
Managing General Partner	3,889,908	4,470,953
Limited Partners - 1,451.54 units issued and outstanding	15,530,421	17,854,605
Total Partners' equity	19,420,329	22,325,558

Total Liabilities and Partners' Equity	$20,716,525	$22,747,435

*Derived from audited December 31, 2008 balance sheet contained in the Partnership’s Form 10-K for the year ended December 31, 2008.

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2004-A Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Oil and gas sales	$456,989	$1,746,216	$909,648	$2,888,475
Oil and gas price risk management loss, net	(546,777)	(1,703,186)	(608,812)	(2,088,974)
Total revenues	(89,788)	43,030	300,836	799,501

Operating costs and expenses:
Production and operating costs	194,233	459,194	353,049	725,576
Direct costs - general and administrative	145,134	12,719	213,004	25,279
Depreciation, depletion and amortization	505,788	442,087	970,206	832,314
Accretion of asset retirement obligations	3,297	3,117	6,594	6,234
Total operating costs and expenses	848,452	917,117	1,542,853	1,589,403

Loss from operations	(938,240)	(874,087)	(1,242,017)	(789,902)
Interest income	12,381	16,811	25,511	35,028

Net loss	$(925,859)	$(857,276)	$(1,216,506)	$(754,874)

Net loss allocated to partners	$(925,859)	$(857,276)	$(1,216,506)	$(754,874)
Less: Managing General Partner interest in net loss	(185,172)	(171,455)	(243,301)	(150,975)
Net loss allocated to Investor Partners	$(740,687)	$(685,821)	$(973,205)	$(603,899)

Net loss per Investor Partner unit	$(510)	$(472)	$(670)	$(416)

Investor Partner units outstanding	1,451.54	1,451.54	1,451.54	1,451.54

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2004-A Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,216,506)	$(754,874)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	970,206	832,314
Accretion of asset retirement obligations	6,594	6,234
Unrealized loss on derivative transactions	1,608,316	1,705,150
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	61,444	(273,319)
Increase in accounts receivable - other	-	(73,440)
Decrease (increase) in oil inventory	17,988	(51,648)
Increase in other assets	(10,288)	(6,898)
(Decrease) increase in accounts payable and accrued expenses	(34,382)	118,101
Decrease (increase) in due from Managing General Partner - other, net	297,052	(193,165)
Net cash provided by operating activities	1,700,424	1,308,455

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(10,208)	-
Proceeds from Colorado sales tax refund related to capital purchases	-	79,869
Net cash (used in) provided by investing activities	(10,208)	79,869

Cash flows from financing activities:
Distributions to Partners	(1,688,723)	(1,381,485)
Net cash used in financing activities	(1,688,723)	(1,381,485)

Net increase in cash and cash equivalents	1,493	6,839
Cash and cash equivalents, beginning of period	156,423	70,053
Cash and cash equivalents, end of period	$157,916	$76,892

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2004-A LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
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

As of June 30, 2009, there were 1,153 Investor Partners.  As of June 30, 2009, the Managing General Partner has repurchased 56.06 units of the total 1,451.54 outstanding units of Partnership interests from Investor Partners at an average price of $7,623 per unit and, as a result, participates in the sharing of revenues, costs and cash distributions as both an investor partner and as the Managing General Partner.

The Managing General Partner, under the terms of the Drilling and Operating Agreement (the “D&O Agreement”), actively manages and conducts the business of the Partnership.  PDC has full authority under the D&O Agreement to conduct the Partnership’s business.

The accompanying interim unaudited condensed financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission, or SEC. Accordingly, pursuant to certain rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted.  In the Partnership’s opinion, the accompanying interim unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Partnership's financial position, results of operations and cash flows for the periods presented.  The interim results of operations and cash flows for the six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or any other future period.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2008, as filed with the SEC on August 7, 2009 (“the 2008 Form 10-K”).

Index

PDC 2004-A LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

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

In May 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS No. 165”).  FAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  Specifically, FAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  FAS No. 165 is effective for interim or annual periods ending after June 15, 2009, and is applied prospectively.  The Partnership adopted FAS No. 165 as of June 30, 2009.

Index

PDC 2004-A LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

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

Undistributed oil and natural gas revenues collected by the Managing General Partner from the Partnership’s customers in the amount of $282,455 and $405,644 as of June 30, 2009 and December 31, 2008, respectively, are included in the balance sheet caption “Due from Managing General Partner - other, net.”  Realized gains or losses from derivative transactions that have not yet been distributed to the Partnership are included in the balance sheet captions “Due from Managing General Partner-other, net” or “Due to Managing General Partner-other, net,” respectively.  Undistributed realized gains amounted to $399,390 and $524,635 as of June 30, 2009 and December 31, 2008, respectively.  All other unsettled transactions between the Partnership and the Managing General Partner are recorded net on the balance sheet under the caption “Due from (to) Managing General Partner – other, net.”

Index

PDC 2004-A LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Well operations and maintenance	$133,635	$261,601	$237,325	$399,026
Gathering, compression and processing fees	35,151	37,103	64,849	63,621
Direct costs - general and administrative	145,134	12,719	213,004	25,279
Cash distributions*	205,038	175,370	383,165	299,420

*Cash distributions include $27,307 and $45,421 during the three and six months ended June 30, 2009, respectively, and $13,646 and $23,124 during the three and six months ended June 30, 2008, respectively, related to equity cash distributions on Investor Partner units repurchased by PDC.  For additional disclosure regarding the Unit Repurchase Program, refer to Note 1, General and Basis of Presentation.

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

Index

PDC 2004-A LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

Derivative Financial Instruments.  The Partnership measures fair value based upon quoted market prices, where available.  The valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The valuation determination also gives consideration to nonperformance risk on Partnership liabilities in addition to nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses two investment grade financial institutions as counterparties to its derivative contracts, who hold the majority of the Managing General Partner’s derivative assets.  The Managing General Partner has evaluated the credit risk of the Partnership’s derivative assets from counterparties holding its derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on the Managing General Partner’s evaluation, the Partnership has determined that the impact of counterparty non-performance on the fair value of the Partnership’s derivative instruments is insignificant.  As of June 30, 2009, no valuation allowance has been recorded by the Partnership.  Furthermore, while the Managing General Partner believes these valuation methods are appropriate and consistent with that used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

The following table presents, by hierarchy level, the Partnership’s derivative financial instruments, including both current and non-current portions measured at fair value for the periods described.

	Level 1	Level 3	Total

As of December 31, 2008
Assets:
Commodity based derivatives	$-	$1,915,147	$1,915,147
Total assets	-	1,915,147	1,915,147

Liabilities:
Basis protection derivative contracts	-	(134,319)	(134,319)
Total liabilities	-	(134,319)	(134,319)

Net asset	$-	$1,780,828	$1,780,828

As of June 30, 2009
Assets:
Commodity based derivatives	$227	$1,208,711	$1,208,938
Total assets	227	1,208,711	1,208,938

Liabilities:
Commodity based derivatives	(96,516)	$(4,067)	(100,583)
Basis protection derivative contracts	-	(935,843)	(935,843)
Total liabilities	(96,516)	(939,910)	(1,036,426)

Net (liability) asset	$(96,289)	$268,801	$172,512

Index

PDC 2004-A LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

The following table sets forth the changes of the Partnership’s Level 3 derivative financial instruments measured on a recurring basis:

Six months ended
June 30, 2009
Fair value, net asset, as of December 31, 2008	$1,780,828
Changes in fair value included in Oil and gas price risk management gain, net	(512,523)
Settlements	(999,504)
Fair value, net asset, as of June 30, 2009	$268,801

Change in unrealized gains (losses) relating to assets (liabilities) still held as of June 30, 2009, included in statement of operations line item:
Oil and gas price risk management, net	$(711,727)

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

In accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership assesses its proved oil and gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated production based upon prices at which the Partnership reasonably estimates the commodity to be sold.  The estimates of future prices may differ from current market prices of oil and natural gas.  Certain events, including but not limited to, downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs could result in a triggering event and, therefore, a possible impairment of the Partnership’s oil and natural gas properties.  If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a future discounted cash flow analysis and is measured by the amount by which the net capitalized costs exceed their fair value.  During the six months ended June 30, 2009 and 2008, there were no triggering events; therefore, no impairment of oil and gas properties was recognized.

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

Index

PDC 2004-A LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

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

As of June 30, 2009, the Partnership’s oil and natural gas derivative instruments were comprised of commodity collars, commodity swaps and basis protection swaps.

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

Index

PDC 2004-A LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

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

The Partnership’s derivative instruments are recorded at fair value.  The following table summarizes the location and fair value amounts of the Partnership’s derivative instruments in the accompanying balance sheets as of June 30, 2009, and December 31, 2008.

			Fair Value
			As of
		Balance Sheet	June 30,	December 31,
Derivative instruments not designated as hedge (1):		Line Item	2009	2008

Derivative Assets:	Current
	Commodity contracts	Due from Managing General Partner-derivatives	$1,129,587	$1,425,088

	Non Current
	Commodity contracts	Due from Managing General Partner-derivatives	79,351	490,059

Total Derivative Assets			1,208,938	1,915,147

Derivative Liabilities:	Current
	Commodity contracts	Due to Managing General Partner-derivatives	$(20,402)	$-

	Basis protection contracts	Due to Managing General Partner-derivatives	(77,208)	-
	Non Current
	Commodity contracts	Due to Managing General Partner-derivatives	(80,181)	-

	Basis protection contracts	Due to Managing General Partner-derivatives	(858,635)	(134,319)

Total Derivative Liabilities			$(1,036,426)	$(134,319)

(1) As of June 30, 2009 and December 31, 2008, none of the Partnership’s derivative instruments were designated hedges.

Index

PDC 2004-A LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

The following table summarizes the impact of the Partnership’s derivative instruments on the Partnership’s accompanying statements of operations for the three months and six months ended June 30, 2009 and 2008.

	Three months ended June 30,
	2009			2008
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total

Oil and gas price risk management, net
Realized gains (losses)	$429,310	$(29,920)	$399,390	$(111,791)	$(229,144)	$(340,935)
Unrealized (losses) gains	(429,310)	(516,857)	(946,167)	111,791	(1,474,042)	(1,362,251)
Total oil and gas price risk management loss, net	$-	$(546,777)	$(546,777)	$-	$(1,703,186)	$(1,703,186)

	Six months ended June 30,
	2009			2008
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total

Oil and gas price risk management, net
Realized gains (losses)	$796,234	$203,270	$999,504	$(59,806)	$(324,018)	$(383,824)
Unrealized (losses) gains	(796,234)	(812,082)	(1,608,316)	59,806	(1,764,956)	(1,705,150)
Total oil and gas price risk management loss, net	$-	$(608,812)	$(608,812)	$-	$(2,088,974)	$(2,088,974)

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

Note 6−Commitments and Contingencies

Colorado Royalty Settlement.  On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Managing General Partner in the District Court, Weld County, Colorado alleging that the Managing General Partner underpaid royalties on natural gas produced from wells operated by the Managing General Partner in parts of the State of Colorado (the “Droegemueller Action”).  The plaintiff sought declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by us pursuant to leases.  The Managing General Partner removed the case to Federal Court on June 28, 2007.  On October 10, 2008, the court preliminarily approved a settlement agreement between the plaintiffs and the Managing General Partner, on behalf of itself and the Partnership.  Although the Partnership was not named as a party in the suit, the lawsuit states that it relates to all wells operated by the Managing General Partner, which includes a majority of the Partnership’s 26 wells in the Wattenberg field.  The portion of the settlement relating to the Partnership’s wells for all periods through June 30, 2009 that has been expensed by the Partnership is approximately $184,000 including associated legal costs of approximately $15,000.  This entire settlement of $168,637 was deposited by the Managing General Partner into an escrow account on November 3, 2008.  Notice of the settlement was mailed to members of the class action suit in the fourth quarter of 2008.  The final settlement was approved by the court on April 7, 2009.  Settlement distribution checks were mailed in July 2009.

Index

PDC 2004-A LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
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

Note 7−Subsequent Events

We have evaluated the Partnership’s activities subsequent to June 30, 2009, through September 23, 2009 (the date the financial statements were issued), and have concluded that no subsequent events have occurred that would require recognition in the Partnership’s financial statements or disclosure in the notes to the unaudited condensed financial statements.

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

Overview

PDC 2004-A Limited Partnership engages in the development, production and sale of oil and natural gas.  The Partnership began oil and gas operations in April 2004 and currently operates 37 gross (32.5 net) wells located in the Rocky Mountain Region in the state of Colorado.  Of the Partnership’s total well count, 36 are producing and one well is not producing due to mechanical problems.  The Partnership sells the produced natural gas to commercial end users, interstate or intrastate pipelines or local utilities, primarily under market sensitive contracts in which the price of natural gas sold varies as a result of market forces.  PDC, on behalf of the Partnership through the D&O Agreement, may enter into fixed price contracts or utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the price variability for particular periods of time.  Seasonal factors, such as effects of weather on prices received and costs incurred, and availability of pipeline capacity may impact the Partnership's results.  In addition, both sales volumes and prices tend to be affected by demand factors with a seasonal component.

Index

PDC 2004-A LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

The following table sets forth selected information regarding the Partnership’s results of operations, including production volumes, oil and natural gas sales, average sales prices received, average sales price including realized derivative gains and losses, production and operating costs, depreciation, depletion and amortization costs,  other operating income and expenses for the three and six months ended June 30, 2009, or the current three and six month periods and the three and six months ended June 30, 2008, the prior three and six month periods.

	Summary Operating Results
	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
Number of producing wells (end of period)	36	37	-	36	37	-

Production: (1)
Oil (Bbl)	3,525	3,682	-4%	6,377	7,777	-18%
Natural gas (Mcf)	138,144	156,643	-12%	258,193	273,358	-6%
Natural gas equivalents (Mcfe) (2)	159,294	178,735	-11%	296,455	320,020	-7%

Average Selling Price (excluding realized gain (loss) on derivatives)
Oil (per Bbl)	$51.36	$114.66	-55%	$44.46	$97.81	-55%
Natural gas (per Mcf)	2.00	8.45	-76%	2.43	7.78	-69%
Natural gas equivalents (per Mcfe)	2.87	9.77	-71%	3.07	9.03	-66%

Realized Gain (Loss) on Derivatives, net
Oil derivatives - realized gain (loss)	$76,725	$(72,613)	206%	$193,173	$(92,643)	*
Natural gas derivatives - realized gain (loss)	322,665	(268,322)	220%	806,331	(291,181)	*
Total realized gain (loss) on derivatives, net	$399,390	$(340,935)	217%	$999,504	$(383,824)	*

Average Selling Price (including realized gain (loss) on derivatives)
Oil (per Bbl)	$73.13	$94.94	-23%	74.75	$85.90	-13%
Natural gas (per Mcf)	4.33	6.74	-36%	5.55	6.72	-17%
Natural gas equivalents (per Mcfe)	5.38	7.86	-32%	6.44	7.83	-18%

Average cost per Mcfe
Production and operating costs (3)	$1.22	$2.57	-53%	$1.19	$2.27	-47%
Depreciation, depletion and amortization	3.18	2.47	28%	3.27	2.60	26%

Revenues:
Oil and natural gas sales	$456,989	$1,746,216	-74%	$909,648	$2,888,475	-69%
Oil and gas price risk management, net	(546,777)	(1,703,186)	-68%	(608,812)	(2,088,974)	-71%
Total revenues	$(89,788)	$43,030	*	$300,836	$799,501	-62%

Operating costs and expenses:
Production and operating costs	$194,233	$459,194	-58%	$353,049	$725,576	-51%
Direct costs - general and administrative	145,134	12,719	*	213,004	25,279	*
Depreciation, depletion and amortization	505,788	442,087	14%	970,206	832,314	17%
Accretion of asset retirement obligations	3,297	3,117	6%	6,594	6,234	6%
Total operating costs and expenses	$848,452	$917,117	-7%	$1,542,853	$1,589,403	-3%

Loss from operations	$(938,240)	$(874,087)	7%	$(1,242,017)	$(789,902)	57%
Interest income	12,381	16,811	-26%	25,511	35,028	-27%

Net loss	$(925,859)	$(857,276)	8%	$(1,216,506)	$(754,874)	61%

Cash distributions	$888,657	$808,623	10%	$1,688,723	$1,381,485	22%

*Percentage change not meaningful or equal to or greater than 250% or not calculable.  Amounts may not calculate due to rounding.
_______________
(1)	Production is determined by multiplying the gross production volume of properties in which we have an interest by the percentage of the leasehold or other property interest we own.
(2)	A ratio of energy content of natural gas and oil (six Mcf of natural gas equals one Bbl of oil) was used to obtain a conversion factor to convert oil production into equivalent Mcf of natural gas.
(3)	Production costs represent oil and gas operating expenses which include production taxes.

Index

PDC 2004-A LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

Through April 2009, the Partnership continued to experience the same dramatic declines in oil and natural gas commodity prices that it had from late July 2008 through the end of 2008.  The Partnership’s production decreased to 296 MMcfe for the first six months of 2009 compared to 320 MMcfe for prior year six month period, a decrease of 7%, while the Partnership’s average sales price declined $5.96 per Mcfe, a decrease of 66%.  While the Partnership certainly has felt the impact of the significant changes in commodity prices, the Managing General Partner believes that it was successful in managing the Partnership’s operations in such a manner that the Managing General Partner was able to minimize the negative impacts as the Partnership’s derivative position eased the impact.  The Partnership’s realized derivative gains for the current six month period of $1.0 million added an average of $3.37 per Mcfe produced during the first six months of 2009.  From May through August 2009, natural gas prices rebounded slightly and have fallen since August while crude oil prices increased substantially to price levels that remained, however, significantly lower than those of the comparable period in 2008.  At June 30, 2009, the estimated net fair value of the Partnership’s open derivative positions is a net asset of $0.2 million.

Depressed commodity prices for the six months of 2009 as compared to the higher prices in prior year’s six month period were the primary contributors to the $1.5 million change in oil and gas price risk management, net.  Of the $1.5 million change, $1.4 million was related to an increase in realized derivative gains and the remaining $0.1 million was related to a decrease in unrealized derivative losses.  Unrealized gains and losses are non-cash items and these non-cash charges to the Partnership’s statement of operations will continue to fluctuate with the fluctuation in commodity prices until the positions mature or are closed, at which time they will become realized or cash items.  The Partnership has elected not to designate any of the Partnership’s derivative instruments as hedges.  While the required accounting treatment under Statement of Financial Accounting Standards, or FAS, No. 133, Accounting for Derivative Instruments and Certain Hedging Activities for derivatives that are not designated as hedges, may result in significant swings in operating results over the life of the derivatives, the combination of the settled derivative contracts and the revenue received from the oil and gas sales at delivery are expected to result in a more predictable cash flow stream than would the sales contracts without the associated derivatives.

The table below, which demonstrates the markets’ expected volatility in commodity pricing, sets forth the average NYMEX and CIG prices for the next 24 months (forward curve) from the selected dates:

		December 31,	June 30,	December 31,	June 30,
Commodity	Index	2007	2008	2008	2009

Natural gas: (per MMbtu)
	NYMEX	$8.12	$12.52	$6.62	$5.83
	CIG	6.78	8.86	4.49	4.87
Oil: (per Bbl)	NYMEX	90.79	140.15	57.49	74.51

Index

PDC 2004-A LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Oil and Natural Gas Sales

Partnership production decreased to 159 MMcfe and 296 MMcfe for the current year three and six month periods, respectively, from 179 MMcfe and 320 MMcfe for the prior year three and six month periods, respectively.  The Partnership’s oil and gas sales revenue for the current three and six month periods, excluding price risk management impacts, decreased $1.3 million and $2.0 million, respectively, due to the significant decline in commodity prices and by decreased volumes.  Approximately $1.1 million and $1.8 million of the decrease in oil and natural gas sales revenue for the current three month and six month periods, respectively, was due to pricing and $0.2 million for both periods was due to decreased production.

Oil and Natural Gas Pricing

Financial results depend upon many factors, particularly the price of oil and natural gas and the Partnership’s ability to market its production effectively.  Oil and natural gas prices have been among the most volatile of all commodity prices.  These price variations have a material impact on the Partnership’s financial results.  Oil and natural gas prices also vary by region and locality, depending upon the distance to markets, and the supply and demand relationships in that region or locality.  This can be especially true in the Rocky Mountain Region.  The combination of increased drilling activity and the lack of local markets have resulted in a local market oversupply situation from time to time.  Like most producers in the region, the Partnership relies on major interstate pipeline companies to construct these to increase capacity, rendering the timing and availability of these facilities beyond the Partnership’s control.  Oil pricing is also driven strongly by supply and demand relationships.

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

The following table presents the primary composition of “Oil and gas price risk management loss, net” for the periods described:

	Three months ended June 30,		Six months ended June 30,
Oil and gas price risk management, net	2009	2008	2009	2008
Realized gains (losses)
Oil	$76,725	$(72,613)	$193,173	$(92,643)
Natural Gas	322,665	(268,322)	806,331	(291,181)
Total realized gain (loss), net	399,390	(340,935)	999,504	(383,824)

Unrealized gains (losses)
Reclassification of realized (gains) losses included in prior periods unrealized	(429,310)	111,791	(796,234)	59,806
Unrealized loss for the period	(516,857)	(1,474,042)	(812,082)	(1,764,956)
Total unrealized loss, net	(946,167)	(1,362,251)	(1,608,316)	(1,705,150)
Oil and gas price risk management loss, net	$(546,777)	$(1,703,186)	$(608,812)	$(2,088,974)

Index

PDC 2004-A LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Realized gains recognized in the current year three and six month periods, are a result of lower oil and gas commodity prices at the settlement compared to the respective strike price.  During the current year three month period, the Partnership recorded unrealized derivative losses of $0.2 million on the Partnership’s oil swaps as the forward strip price of oil rebounded during the quarter, along with unrealized losses on the Partnership’s CIG basis swaps of $0.2 million, as the forward basis differential between NYMEX and CIG has continued to narrow.  Additionally, the Partnership recognized unrealized losses on the Partnership’s collars of approximately $40,000 and natural gas swaps of $0.1 million.  During the current year six month period, the Partnership recorded unrealized derivative losses on its CIG basis swaps of $0.8 million, $0.2 million on its oil swaps and approximately $40,000 on its natural gas swaps, for the same reasons cited above.  These decreases were offset in part by unrealized gains on the Partnership’s collars of $0.2 million.

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

Oil and Natural Gas Sales Derivative Instruments.  The Managing General Partner uses various derivative instruments to manage fluctuations in oil and natural gas prices.  The Partnership has in place a series of collars, fixed-price swaps and basis protection swaps on a portion of the Partnership’s oil and natural gas production as set forth in the following table.

This table identifies the Partnership’s derivative positions related to oil and gas sales activities in effect as of June 30, 2009, on the Partnership’s production.  The Partnership’s production volumes for the second quarter of 2009 were 3,525 Bbls of oil and 138,144 Mcf of natural gas.

	Floors		Ceilings		Swaps (Fixed Prices)		Basis Protection Contracts
		Weighted		Weighted		Weighted		Weighted	Fair Value
Commodity/	Quantity	Average	Quantity	Average	Quantity	Average	Quantity	Average	At
Index/	(Gas-MMbtu	Contract	(Gas-MMbtu	Contract	(Gas-MMbtu	Contract	(Gas-MMbtu	Contract	June 30,
Operating Area	Oil-Bbls)	Price	Oil-Bbls)	Price	Oil-Bbls)	Price	Oil-Bbls)	Price	2009

Natural Gas
Rocky Mountain Region
CIG
3Q 2009	101,618	$5.75	101,618	$8.90	-	$-	-	$-	$302,948
4Q 2009	71,496	6.67	71,496	10.21	26,415	9.20	-	-	352,160
2010	82,634	6.63	82,634	10.78	39,623	9.20	242,594	1.88	95,014
2011	39,298	4.75	39,298	9.45	-	-	288,860	1.88	(254,234)
2012	-	-	-	-	-	-	305,366	1.88	(254,510)
2013	-	-	-	-	-	-	284,002	1.88	(213,800)

NYMEX
2010	11,261	5.75	11,261	8.30	237,809	5.61	-	-	(85,574)
2011	15,308	5.75	15,308	8.30	76,628	6.96	-	-	692
2012	-	-	-	-	81,771	6.96	-	-	(15,475)

Total Natural Gas									(72,779)

Oil
Rocky Mountain Region
NYMEX
3Q 2009	-	-	-	-	2,516	90.52	-	-	49,032
4Q 2009	-	-	-	-	2,516	90.52	-	-	44,341
2010	-	-	-	-	8,773	92.96	-	-	151,918
Total Oil									245,291

Total Natural Gas and Oil									$172,512

In July 2009, the Managing General Partner entered into a NYMEX-based oil swap covering approximately 50% of the Partnership’s estimated production of oil for the calendar year 2011 at $70.75 per barrel.

Index

PDC 2004-A LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

The 11% and 7% decline in oil and natural production, on an energy equivalency-basis, along with a decrease in general and field service costs resulted in a reduction of production and operating costs for both the three and six months ended June 30, 2009, compared to the same periods in 2008, of $0.3 million.  Operating costs per Mcfe were $1.22 and $1.19 for the three and six month periods ended June 30, 2009, respectively, compared to $2.57 and $2.27 for the same periods ended June 30, 2008.  The decrease in operating cost per Mcfe is primarily due to lower third party costs from service providers as a result of pressure by purchasers to reduce costs, as oil and gas prices deteriorated, lower production taxes and the Managing General Partner’s cost reduction initiatives.

Direct Costs−General and Administrative

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation and legal matters.  Direct costs increased during the three and six months ended June 30, 2009, compared to the same period in 2008, by approximately $0.1 million and $0.2 million, respectively, primarily due to an increase in professional fees for audit and tax services.

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

The DD&A rate per Mcfe increased to $3.18 and $3.27 for the three and six month periods ended June 30, 2009, respectively, compared to the DD&A per Mcfe rate of $2.47 and $2.60 during the same periods ended June 30, 2008.  These increased rates, offset by lower production volumes, resulted an increase of $0.1 million in DD&A expense for both the three and six months ended June 30, 2009 compared to same periods in 2008.  This is primarily the result of production level decreases of 11% and 7%, respectively, for the three and six month periods ended June 30, 2009, offset by an increase in per Mcfe expense due to lower reserves at December 31, 2008 compared to December 31, 2007.  While both production and overall year-end reserves are expected to decline gradually year-to-year over the wells’ remaining life cycles, downward revisions to oil and natural gas reserves in the annual 2008 reserve report, resulted in the increased DD&A unit cost increases during the three and six month periods ended June 30, 2009 as compared to the same periods in 2008.

Interest Income

Undistributed revenues held by the Managing General Partner decreased during the three and six months ended June 30, 2009 compared to the same periods in the previous year, and significantly lower interest rates in effect during the three and six months ended June 30, 2009, applied to those undistributed amounts was the primary factor for the interest income decline during the three and six months ended June 30, 2009, compared to the same period in 2008.

Index

PDC 2004-A LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

Working Capital

Working capital at June 30, 2009 was $2.6 million compared to working capital of $3.3 million at December 31, 2008.  This decrease of $0.7 million was primarily due to a decrease in receivables from oil and gas sales at June 30, 2009 to $0.5 million as compared to $0.6 million at December 31, 2008.  In addition, the receivables at June 30, 2009 for realized and short-term net unrealized derivative gains decreased to $0.4 million and $1.0 million, respectively, from the amounts at December 31, 2008 of $0.5 million and $1.4 million, respectively.

Investing Cash Flows

The Partnership has from time-to-time, invested in additional equipment which supports treatment, delivery and measurement or environmental protection.  These amounts totaled approximately $10,000 for the six months ended June 30, 2009.

Cash Flows From Financing Activities

The Partnership initiated monthly cash distributions to investors in November 2004 and has distributed $30.6 million of operating cash flows through June 30, 2009.  The table below sets forth the cash distributions to the Managing General Partner and Investor Partners including Managing General distributions relating to limited partnership units repurchased for the periods described as follows:

Three months ended June 30,
2009			2008
Managing	Investor		Managing	Investor
General Partner	Partners	Total	General Partner	Partners	Total
Distributions	Distributions	Distributions	Distributions	Distributions	Distributions

$177,731	$710,926	$888,657	$161,724	$646,899	$808,623

Six months ended June 30,
2009			2008
Managing	Investor		Managing	Investor
General Partner	Partners	Total	General Partner	Partners	Total
Distributions	Distributions	Distributions	Distributions	Distributions	Distributions

$337,744	$1,350,979	$1,688,723	$276,296	$1,105,189	$1,381,485

Investor Partner cash distributions include $27,307 and $45,421 during the three and six months ended June 30, 2009, respectively, and $13,646 and $23,124 during the three and six months ended June 30, 2008, respectively, related to equity cash distributions on Investor Partner units repurchased by the Managing General Partner.

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

Index

PDC 2004-A LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Changes in market prices for oil and natural gas, the Partnership’s ability to increase production, the impact of realized gains and losses on the Partnership’s oil and natural gas derivative instruments and changes in costs are the principal determinants of the level of the Partnership cash flow from operations.  Oil and natural gas sales for the six months ended June 30, 2009 were approximately 69% lower than the same period in the prior year, resulting from a 66% decrease in average oil and natural gas prices and a 7% decrease in oil and natural gas production.  While a decline in oil and natural gas prices would affect the amount of cash from operations that would be generated, the Partnership has oil and natural gas derivative positions in place, as of the date of this filing, covering 82% of the Partnership’s expected oil production and 71% of its expected natural gas production for the remainder of 2009, at average prices of $90.52 per Bbl and $6.54 per Mcf, respectively.  These contracts reduce the impact of price changes on cash provided by operations for a substantial portion of the Partnership’s cash from expected production for the remainder of 2009.  However, the remaining 18% and 29% of estimated remaining 2009 oil and natural gas production, respectively, is not subject to the Partnership’s derivative instrument risk management; consequently, associated revenues will be directly impacted by changing commodity market prices.

The Partnership’s current derivatives positions could change based on changes in oil and natural gas futures markets, the view of underlying oil and natural gas supply and demand trends and changes in volumes produced.  Partnership oil and natural gas derivatives as of June 30, 2009 are detailed in Note 5, Derivative Financial Instruments to the accompanying unaudited condensed financial statements.

Net cash provided by operating activities was $1.7 million for the six months ended June 30, 2009 compared to $1.3 million during the same period in 2008, an increase of $0.4 million.  Variances between the two periods in cash provided by operating activities were due primarily to the following:

•	A decrease in oil and gas sale revenues of $2.0 million, or 69%, accompanied by an increase in direct costs – general and administrative of $0.2 million; and

•	An increase in realized oil and gas price risk management, net of $1.4 million and a decrease in production and operating cost of 51%.

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

2008 Material Weakness

As discussed in the Management’s Report on Internal Control Over Financial Reporting included in the Partnership’s 2008 Annual Report on Form 10-K, the Partnership did not maintain effective internal controls over financial reporting as of December 31, 2008, over transactions that are directly related to and processed by the Partnership, in that the Partnership failed to maintain sufficient documentation to adequately assess the operating effectiveness of internal control over financial reporting.  More specifically, the Partnership’s financial close and reporting narrative failed to adequately describe the process, identify key controls and assess segregation of duties.  This material weakness has not been remediated as of June 30, 2009.  The 2008 Annual Report on Form 10-K did not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to Item 308T (a)(4) of Regulation S-K.  Such report is required in the Partnership’s 2009 Annual Report on Form 10-K.

(a)  Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, PDC, as Managing General Partner on behalf of the Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  This evaluation considered the various processes carried out under the direction of the Managing General Partner’s Disclosure Committee in an effort to ensure that information required to be disclosed in the SEC reports the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Index

PDC 2004-A LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Based upon that evaluation, the Managing General Partner’s Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were not effective as of June 30, 2009 due to the existence of the material weakness described above in 2008 Material Weakness included in this Item 4 (T).  Because of the nature of the material weakness noted, the Partnership is not able to quantify the dollar amounts of exposure or potential range of the dollar amount of potential revisions to the financial statements, from this material weakness.

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

The Partnership made no changes in its internal control over financial reporting (such as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2009.

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

In the first quarter of 2009, January repurchases totaled 1.25 units at an average price of $6,776 per unit, February repurchases totaled 4.25 units at an average price of $7,356 per unit, and March repurchases totaled 5.00 units at an average price of $7,457 per unit.  In the second quarter of 2009, April repurchases totaled 9.75 units at an average price of $7,398 per unit and 1 unit was repurchased in May at an average price of $7,790 per unit.  There were no repurchases in June 2009.

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